Form 10QSB
period 1996-03-31
FFW CORP
filed 1996-05-15
CIK 895401

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996
                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                         Commission File Number 0-21170

                                 FFW CORPORATION
        (Exact name of small business issuer as specified in its charter)

           Delaware                                    35-1875502
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                  Identification or Number)

                    1205 North Cass Street, Wabash, IN 46992
                    (Address of principal executive offices)

                                 (219) 563-3185
                           (Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [ X ]    No [   ]

           Transitional Small Business Disclosure Format (check one):

                                 Yes [   ]    No [ X ]

State the number of Shares outstanding of each of the issuer's classes of common equity, as of the latest date:


As of May 7, 1996, there were 722,060 shares of the Registrant's common stock issued and outstanding.

                                 FFW CORPORATION

                                      INDEX


PART I.     FINANCIAL INFORMATION (unaudited)

Item 1.       Consolidated Condensed Financial Statements

                  Consolidated Condensed Balance Sheets March 31, 1996 and June 30, 1995

                  Consolidated Condensed Statements of Income for the three months ended March 31, 1996 and 1995 and the nine months ended March 31, 1996 and 1995.

                  Consolidated Statements of Shareholders' Equity for the three months ended March 31, 1996 and 1995 and the nine months ended March 31, 1996 and 1995

                  Consolidated Statements of Cash Flows for the three months ended March 31, 1996 and 1995 and the nine months ended March 31, 1996 and 1995.

                  Notes to Consolidated Condensed Financial Statements


Item 2.       Management's Discussion and Analysis of Financial
               Condition and Results of Operations



PART II.    OTHER INFORMATION

              Signature Page

                          PART I: FINANCIAL INFORMATION
                                 FFW CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                                                                 (Unaudited)
                                                                         March 31           June 30
ASSETS:                                                                    1996              1995
                                                                        -------------    -------------
     Cash and due from financial institutions .......................   $     867,476    $     852,892
     Interest-earning deposits in financial institutions - short term       2,319,741       13,041,823
                                                                        -------------    -------------
          Cash and cash equivalents .................................   $   3,187,217    $  13,894,715
     Interest-earning deposits in financial institutions
          (cost approximates market value) ..........................         553,380          379,000
     Securities available for sale ..................................      20,069,027        4,480,521
     Securities held to maturity (fair value) .......................            --         11,013,307
          March 31, 1996 - $ - 0
          June 30, 1995 -  $  11,100,000
     Mortgage-backed securities available for sale ..................      19,344,962             --
     Mortgage-backed securities (fair value) ........................            --         19,489,202
          March 31, 1996 - $ - 0
          June 30, 1995 - $ 20,150,000

     Stock in Federal Home Loan Bank, at cost .......................       2,397,600        2,340,400
     Loans receivable, net ..........................................      99,365,342       92,474,542
     Loans held for sale ............................................         748,420          213,900
     Excess servicing fees receivable ...............................           7,542           18,386
     Accrued interest receivable ....................................       1,084,687          972,676
     Premises and equipment - net ...................................       1,714,024        1,389,672
     Other assets ...................................................         420,031          626,271
                                                                        -------------    -------------
          Total Assets ..............................................   $148,892,232      $147,292,592
                                                                        ============      ============

(Continued)

                          PART I: FINANCIAL INFORMATION
                                 FFW CORPORATION
                           CONSOLIDATED BALANCE SHEETS -- Continued
                                                                                 (Unaudited)
                                                                         March 31           June 30
                                                                           1996              1995
                                                                        -------------    -------------
LIABILITIES AND SHAREHOLDERS' EQUITY:

Liabilities:

     Deposits .......................................................   $  92,130,846    $  85,929,858
     Borrowed funds .................................................      39,300,000       45,300,000
     Advanced payments by borrowers for taxes and insurance .........         201,895          123,881
     Interest Payable and other liabilities .........................       1,176,482          447,285
                                                                        -------------    -------------
        Total Liabilities ...........................................   $ 132,809,223    $ 131,801,024

Shareholders' Equity

    Preferred stock, $01 par value, 500,000 shares authorized
        none issued .................................................            --               --
    Common stock, $.01 par value, 2,000,000 shares authorized, shares issued and outstanding March 31, 1996 - 850,508
        June 30, 1995 - 848,396 .....................................           8,505            8,484
    Additional paid-in capital ......................................       8,064,575        8,007,476
    Retained earnings - substantially restricted ....................       9,897,288        9,014,804
    Treasury Stock at Cost, 111,332 Shares ..........................      (1,745,986)      (1,008,836)
    Unrealized loss on equity investments ...........................         (69,351)         (61,618)
    Unrealized gains on securities available for sale ...............         319,917             --
    Less common stock acquired by:
        Employee stock Ownership Plan ...............................        (372,321)        (412,064)
        Management Recognition and Retention Plan ...................         (19,618)         (56,678)
                                                                        -------------    -------------
        Total Shareholders' equity ..................................      16,083,009       15,491,568
                                                                        -------------    -------------

           Total Liabilities and Shareholders' Equity ...............   $ 148,892,232    $ 147,292,592
                                                                        =============    =============

                          PART I: FINANCIAL INFOFMATION
                                 FFW CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                       Three Months Ended          Nine Months Ended
                                                              March 31                   March 31
                                                              --------                   --------
                                                         1996           1995         1996         1995
                                                      -----------   -----------   -----------   -----------
Interest Income:

    Loans Receivable
        Mortgage loans ............................   $ 1,421,329   $ 1,296,812   $ 4,229,953   $ 3,701,408
        Consumer and other loans ..................       685,632       453,793     1,927,921     1,290,113
    Investment securities .........................       322,620       241,334       835,649       711,196
    Mortgage-backed securities ....................       357,686       362,000     1,074,061     1,089,943
    Other Int-earning assets ......................        38,822        31,825       203,413        83,184
                                                      -----------   -----------   -----------   -----------
        Total interest income .....................   $ 2,826,089   $ 2,385,764   $ 8,270,997   $ 6,875,844

Interest Expense:

    Deposits ......................................     1,096,910       964,898     3,247,546     2,758,048
    Other .........................................       614,474       494,471     1,819,581     1,301,125
                                                      -----------   -----------   -----------   -----------
        Total Interest Expense ....................   $ 1,711,384    $l,459,369   $ 5,067,127   $ 4,059,173

Net Interest Income ...............................     1,114,705       926,395     3,203,870     2,816,671
    Provision for Loan Losses .....................        36,153         6,000        48,153        27,718
                                                      -----------   -----------   -----------   -----------
Net interest income after provision for loan losses     1,078,552       920,395     3,155,717     2,788,953

Non-interest income:

    Net gain on sale of interest-earning assets ...        28,169          --         127,257        (4,855)
    Net unrealized gain or loss on loans held
        for sale ..................................          --            --            --          18,105
    Other .........................................       113,837        96,443       349,008       321,476
                                                      -----------   -----------   -----------   -----------
        Total Non Int-income ......................   $   142,006   $    96,443   $   476,265   $   334,726

(Continued)

                          PART I: FINANCIAL INFOFMATION
                                 FFW CORPORATION
                 CONSOLIDATED STATEMENTS OF INCOME -- Continued
                                   (Unaudited)


                                                       Three Months Ended          Nine Months Ended
                                                              March 31                   March 31
                                                              --------                   --------
                                                         1996           1995         1996         1995
                                                      -----------   -----------   -----------   -----------
Non-Interest Expense:

    Compensation and Benefits .....................       294,893       276,877       884,763       851,513
    Occupancy and equipment .......................        56,420        46,866       199,161       140,137
    SAIF deposit insurance premiums ...............        60,019        51,971       177,165       161,322
    Other .........................................       221,792       198,375       638,156       587,861
                                                      -----------   -----------   -----------   -----------
        Total Non-Interest Expense ................   $   633,124   $   574,089   $ 1,899,245   $ 1,740,833

Income before income taxes ........................       587,434       442,749     1,732,737     1,382,846

    Income Tax Expense ............................       193,965       132,312       576,487       413,686
                                                      -----------   -----------   -----------   -----------
Net Income ........................................   $   393,469   $   310,437   $ 1,156,250   $   969,160
                                                      -----------   -----------   -----------   -----------
Earnings per common and common
equivalent shares:

    Primary, ......................................   $       .53   $       .41   $      1.53   $      1.30
    Fully Diluted .................................   $       .53   $       .41   $      1.53   $      1.29

                          PART I: FINANCIAL INFORMATION
                                 FFW CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                         Three Months Ended              Nine Months Ended
                                                              March 31                         March 31
                                                              --------                         --------
                                                       1996             1995            1996            199S
                                                    ------------    ------------    ------------    ------------
Beginning Balance ...............................   $ 14,527,091    $ 14,983,985    $ 14,272,804    $ 14,434,720

Common Stock at .01 Par Value 2,000,000 shares
    authorized issued and outstanding
    March 31, 1996-- 850,508;
    June 30, 1995-- 846,396 .....................           --              --                21              13

Additional Paid-in Capital ......................         12,000          12,000          57,099          48,827

Treasury Stock at Cost 19,682 Shares for the
    three-month period and 38,682 shares for the
    nine-month period ended March 31,1996 .......       (378,129)           --          (737,151)           --

Cash Dividends of
    $.12 and $.11 per share for the three-month
    periods and $ .36 and $ .33 per share for the
    nine-month periods ended 1996 and 1995 ......        (88,701)        (85,100)       (273,767)       (255,158)

Amortization of ESOP Contribution ...............           --              --            39,743          37,100

Amortization of MRP Contribution ................          6,539          15,261          37,061          71,940

Net change in unrealized depreciation on
    equity securities available for sale ........        (16,381)         94,914          (7,732)         24,895

Net change in unrealized gain and losses on
    investment available for sale ...............       (325,269)           --           319,917            --

Net Income for Period(s) ........................        393,469         310,437       1,156,250         969,160
                                                    ------------    ------------    ------------    ------------
Ending Balance ..................................   $ 16,083,009    $ 15,331,497    $ 16,083,009    $ 15,331,497
                                                    ============    ============    ============    ============

                         PART I: FINANCIAL INFORMATION
                                FFW CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                                              Three Months Ended              Nine Months Ended
                                                                     March 31                        March 31
                                                                     --------                        --------
                                                               1996            1995            1996             1995
                                                           ------------    ------------    ------------    ------------
Cash flows from operating activities:
    Net Income .........................................   $    393,469    $    310,437    $  1,156,250    $    969,160
    Adjustments to reconcile net income to net cash
     from operating activities:
     Depreciation and amortization, net of accretion ...         38,885          34,493          97,089         103,345
     Net (gain) loss on sale/call
         of interest-earning assets ....................        (35,620)           --          (141,718)         44,000
     Unrealized gain on loans held for sale ............           --              --              --           (18,106)
     Net loss (gain) on sale of real estate owned
        and fixed assets ...............................            347          (3,947)         49,432         (13,191)
     Origination of loans held for sale ................     (2,801,435)           --        (5,666,450)       (224,650)
     Proceeds from sale of loans held for sale .........      2,344,635            --         5,214,369       1,552,908
     Provision for loan losses .........................         36,153           6,000          48,153          27,718
     Amortization of MRP's .............................          6,539          15,261          37,061          71,941
     Amortization of ESOP cost related to SOP93-6 ......         12,000          12,000          36,000          36,000
     Increase in accrued interest receivable ...........        (51,897)        (54,480)       (112,011)        (96,342)
     (Increase) decrease in other assets ...............        (55,184)        (74,880)        135,822         (92,617)
     Increase (Decrease) in accrued interest payable
        and other liabilities ..........................        443,217         450,721         492,737         412,441
     Reduction of obligation under ESOP ................           --              --            39,742          37,100
                                                           ------------    ------------    ------------    ------------
        Total adjustments ..............................   ($    62,360)   $    385,168    $    230,226    $  1,840,547
                                                           ------------    ------------    ------------    ------------
        Net cash from operating activities .............   $    331,109    $    695,605    $  1,386,476    $  2,809,707

Cash flows from investing activities:
    Net decrease (increase) in interest-bearing deposits
     in financial institutions .........................        185,565            --          (174,380)           --
    Proceeds from sales/calls of securities available
     for sale ..........................................        409,000            --         1,199,723            --
    Proceeds from sales/calls of securities
     held-to-maturity ..................................           --            80,000         500,000         595,692
    Proceeds from maturities of securities available
     for sale ..........................................        250,000            --           250,000            --
    Proceeds from maturities of securities
     held-to-maturity ..................................           --           270,000         300,000         470,000
    Purchase of securities available for sale ..........     (1,569,848)        (81,526)     (6,689,391)       (483,122)
    Purchase of Federal Home Loan Bank Stock ...........           --           (25,000)        (57,200)        (25,000)
    Principal collected on mortgage-backed
     securities ........................................        205,588         145,931         594,665         503,499
    Net increase in loans ..............................     (2,116,086)     (2,797,890)     (6,938,953)    (10,602,547)
    Proceeds from sale of premises, furniture and
     equipment .........................................           --              --               840            --
    Purchase of premises, furniture and
     equipment .........................................        (21,698)         (7,736)       (446,298)        (31,353)
    Proceeds from sales of other real estate ...........         15,653          18,347          77,815         116,743
                                                           ------------    ------------    ------------    ------------
Net cash from investing activities .....................   ($ 2,641,826)   ($ 2,397,874)   ($11,383,179)   ($ 9,456,088)

                          PART 1: FINANCIAL INFORMATION
                                 FFW CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)
                                                              Three Months Ended            Nine Months Ended
                                                                    March 31                     March 31
                                                                    --------                     --------
                                                            1996             1995           1996           1995
                                                        ------------    ------------    ------------    ------------
Cash flows from financing activities:

    Net increase in deposits ........................      3,428,744       2,400,250       6,200,988       3,100,506
    Proceeds from short-term borrowings .............      5,500,000       2,891,962      19,000,000       5,885,670
    Payment on short-term borrowings ................     (6,000,000)     (1,384,750)    (25,000,000)     (1,384,750)
    Increase in advances from borrowers for taxes
     and insurance ..................................         74,957          69,128          78,014          70,387
    Purchase of Treasury Stock ......................       (378,128)           --          (737,150)           --
    Proceeds from exercising of stock options .......           --              --            21,120          12,840
     Cash dividends paid ............................        (88,701)        (85,100)       (273,767)       (255,158)

     Net cash from financing activities .............   $  2,536,872    $    999,528    ($   710,795)   $  7,429,495

Net increase (decrease) in  cash and cash equivalents   $    226,155    ($   702,741)   ($10,707,498)   $    783,114
Cash and cash equivalents at beginning of period ....   $  2,961,062    $  3,569,126    $ 13,894,715    $  2,083,271

Cash and cash equivalents at end of period ..........   $  3,187,217    $  2,866,385    $  3,187,217    $  2,866,385
                                                        ------------    ------------    ------------    ------------
Supplemental disclosure of cash flow information:

    Cash paid during quarter for
     Interest .......................................   $  1,333,257    $  1,107,012    $  4,678,221    $  3,678,823
     Income Taxes ...................................   $    168,100    $    165,000    $    383,100    $    455,000

    Noncash investing activities transfers from:
     Investment securities to securities
       available-for-sale ...........................           --              --              --         3,975,931
     Investment securities to securities
       held-to-maturity .............................           --              --              --        12,453,807
     Securities held-to-maturity to
       securities available-for-sale ................           --              --        29,301,698            --

                                 FFW CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)  Basis of Presentation

         The accompanying unaudited Consolidated Condensed Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

         In the opinion of management, the Consolidated Condensed Financial Statements contain all adjustments (consisting only of normal recurring adjustments) necessary to represent fairly the financial condition of FFW Corporation as of March 31, 1996 and June 30, 1995, and the results of its operations, changes in shareholders' equity for the three and nine months ended March 31, 1996 and 1995. Financial Statement reclassifications have been made for the prior period to conform to classifications used as of and for the period ended March 31, 1996.

         Operating results for the three and nine months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 1996.

(2)  Earnings Per Share of Common Stock

         Earnings per share of Common Stock is computed by dividing net income for the period by the weighted average number of common stock and common stock equivalents outstanding during the three and nine month periods ended March 31, 1996 and 1995. Weighted average number of shares used in the earnings per share computations were 708,737 for the three-month period ended March 31, 1996 and 727,102 for the nine-month period ended March 31, 1996.

         On October 26, 1993, the shareholders of the Company ratified the adoption of the Company's 1992 Stock Option and Incentive Plan and the Management Recognition Plan and Trusts ("MRP"). Pursuant to the Stock Option Plan, 84,500 shares of the Company's Common Stock are reserved for issuance, of which the Company has granted options on 68,442 shares. As of March 31, 1996, options on 62,934 shares of the Company's Common Stock remain unexercised.

(3)  Regulatory Capital Requirements

         Pursuant to the Financial Institution Reform, Recovery, and Enforcement Act of l989 ("FIRREA"), savings institutions must meet three separate minimum capital-to-asset requirements. The following table summarizes, as of March 31, 1996, the capital requirements for the Bank under FIRREA and its actual capital ratios. As of March 31, 1996, the Bank substantially exceeded all current regulatory capital standards.

                                          Regulatory                    Actual
                                          ----------                    ------
                                      Capital Requirement         Capital (Bank Only)
                                      -------------------         -------------------
                                      Amount       Percent       Amount         Percent
                                      ------       -------       ------         -------
Risk-Based ........................   $6,221        8.00%        $11,829         15.21%
Core Capital ......................    4,328        3.00%         11,302          7.83%
Tangible Capital ..................    2,164        1.50%         11,302          7.83%

(4)  Common Stock Cash Dividends

On February 27, 1996, the Board of Directors of FFW Corporation, declared a quarterly cash dividend of $.12 per share. The dividend was paid March 31, 1996 to shareholders of record on March 15, 1996. The payment of the cash dividend reduced shareholders' equity by $88,701.

                                     PART II

                                 FFW CORPORATION

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


General

         The accompanying Consolidated Financial Statement includes the account of FFW Corporation (the "Company") and its wholly owned subsidiaries, First Federal Savings Bank of Wabash(the "Bank") and FirstFed Financial of Wabash, Inc. All significant inter-company transactions and balances are eliminated in consolidation. The Company's results of operations are primarily dependent on the Bank's net interest margin, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The Bank's net income is also affected by the level of its non-interest expenses, such as employee compensation and benefits, occupancy expenses, and other expenses.

Forward - Looking Statements

         When used in this Form 10 - Q and in future filings by the Company with Securities and Exchange
Commission, in the Company's press release or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrase "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify "forward - looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward - looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed below could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

         The Company does not undertake - and specifically declines any obligation - to publicly release the result of any revisions which may be made to any forward - looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Financial Condition

         The Company's total assets increased $1.6 million, or 1.1%, from $147.3 million at June 30, 1995 to $148.9 million at March 31, 1996. This increase was due primarily to funds generated by an increase in deposits of $6.2 million and a decrease in borrowings from FHLB of $6.0 million. Net loans receivables increased $6.9 million and securities available-for-sale increased $4.6 million. All of which contributed to a decrease in cash and cash equivalents of $10.7 million. Loan demand and liquidity needs may result in additional borrowings if deposits and loan growth remain at current levels.

         Total securities available-for-sale increased $15.6 million from $4.5 million at June 30, 1995 to $20.1 million at March 31, 1996. This increase was primarily the result of the reclassification of held-to-maturity securities to available-for-sale of $10.2 million in December 1995 and the purchases of $5.4 million in securities.

 The available-for-sale portfolio consists primarily of municipal securities, government agencies and to a lesser extent mutual funds and FNMA preferred stock. Held-to-maturity securities decreased from $11.0 million at June 30, 1995 to $0 million at December 31, 1995 due to the reclassification of $10.2 million of the held-to-maturity securities to available-for-sale and the maturity or call of $800,000 of held-to-maturity securities.

         Mortgage-backed securities decreased $144,240, or .7% and $585,000, or 3.0% from $19.5 million at June 30, 1995 and $19.9 million at December 31, 1995 respectively, to $19.3 million at March 31, 1996. The decrease from December to March was due primarily to the repayment of principal of $206,000 and the reduction in the fair value of the portfolio of $379,000.

         Net loans receivable increased $6.9 million, or 7.5% and $2.1 million or 2.1%, from $92.5 million at June 30, 1995 and $97.3 million at December 31, 1995 respectively to $99.4 million at March 31, 1996. The increase in the loan portfolio for the quarter resulted, primarily, from an increase in non-mortgage loans of $1.8 million due to an increase in origination's. Management, consistent with its asset/liability objectives, will continue to sell all of its newly originated fixed-rate mortgage loans with terms to maturity of 15 years or longer.

         Total deposits increased $6.2 million or 7.2% and $3.4 million or 3.9% from $85.9 million at June 30, 1995 and $88.7 million at December 31, 1995 to $92.1 million at March 31, 1996. For the quarter ended March 31, 1996, passbook accounts increased $2.6 million or 6.5% while certificates of deposit increased $600,000 or 1.4%. Management believes that deposit growth may become more costly with the increase in interest rates and the competitive nature of the markets we serve.

         Total borrowed funds decreased $6.0 million from $45.33 million at June 30, 1995 to $39.3 million at March 31, 1996. The decrease consisted of repayments of advances from the Federal Home Loan Bank of Indianapolis.

         Total shareholders' equity increased $600,000 from $15.5 million at June 30, 1995 to $16.1 million at March 31, 1996. The increase resulted from net income of $1.2 million for the nine months ended March 31, 1996 and the net of tax effect of the unrealized gains on securities available-for-sale of $320,0000. Which were reduced for the same period by $274,000 for the payment of dividends and the repurchase of 38,682 shares of FFW stock at a cost of $737,000.

Results of Operations - Comparison of the Three and Nine Months Ended March 31, 1996 and March 31, 1995

         General. Net income increased by $83,000 and $187,000 for the three and nine months ended March 31, 1996 respectively, as compared to the three and nine months ended March 31, 1995. The increase for the three and nine months ended March 31, 1996 was primarily the result of increases in net interest income. All of these items are discussed in greater detail below.

         Net Interest Income. Net interest income increased $188,000 or 20.3% and $388,000 or 13.7% for the three and nine months ended March 31, 1996 and 1995 respectively. This was primarily the result of an increase in average interest-earning assets which exceeded the increase in average interest-bearing liabilities.

         Interest Income. Interest income increased $440,000 and $1.4 million to $2.8 million and $8.3 million for the three and nine months ended March 31, 1996 respectively, as compared to the three and nine months ended March 31, 1995.

The increases in interest income for the three and nine months ended March 31, 1996 were due to continued growth in interest-earning assets including mortgage loans, commercial and consumer loans and investment, as compared to the same periods ended March 31, 1995. These increased interest-earning assets are the result of competitive pricing, marketing, and the repricing of adjustable-rate loans and mortgage-backed securities.

         Interest Expense. Interest expense increased $252,000 and $1.0 million to $1.7 million and $5.1 million for the three and nine months ended March 31, 1996 respectively, as compared to the three and nine months ended March 31, 1995. For the three months ended March 31, 1995, the increase in interest expense was due to an increase in borrowed funds and deposits outstanding as compared to the same periods in 1995. Interest rates, while declining during the first six months, have seen a increase that will probably continue through the remainder of this fiscal year. If interest rates remain at or near current levels, management anticipates the rate of shift to certificates from passbook accounts will continue. thereby raising our interest expense cost, as the difference between rates paid on existing certificates and passbooks expands.

         Provision for Loan Losses. The provision for loan losses increased $30,000 for the three months ended March 31, 1996 and increased $20,400 for the nine months ended March 31, 1996, as compared to the three and nine months ended March 31, 1995. The loan loss provisions are based on management's quarterly analysis of the allowance for loan losses. The provisions for the three and nine month periods reflect an increase in non-mortgage lending and the inherent riskiness and the number of these loans as compared to 1-4 family mortgage loans. The company will continue to monitor its allowance for loan losses and make future additions to the allowance through the provision for loan losses as economic and regulatory conditions dictate. Although the Company maintains its allowance for loan losses at a level which is deemed consistent with the level of risk in the portfolio, economic conditions, etc. there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods.

         Non-interest Income. Non-interest income increased by $46,000 and $142,000 to $142,000 and $476,000 for the three and nine months ended March 31, 1996 respectively, as compared to the three and nine months ended March 31, 1995. The increases were the result of increased gain on sales of loans to the Federal Home Loan Mortgage Corporation of $28,000 and $114,000 for the three and nine months ended March 31, 1996 respectively. Management believes that with the rise of interest rates we will see a decrease in the gain on sales of loans to Freddie Mac for the remainder of the year as compared to earlier in the year.

         Non-Interest Expense. Non-interest expense increased $59,000 and $158,000 to $633,000 and $1.9 million for the three and nine months ended March 31, 1996 respectively, as compared to the three and nine months ended March 31, 1995. For the three months ended March 31, 1996, compensation and benefits expenses increased by $18,000; other expenses increased by $23,000 as compared to the three months ended March 31, 1995. For the nine months ended March 31, 1996, compensation and benefit expense increased $33,000 due to increased staff; other expenses increased by $50,000; office occupancy increased $59,000 due to our new office in Syracuse as compared to the nine months ended March 31, 1995. Increases in other expenses for the three and nine month periods are due to costs related to data processing, and other professional services.

         Income Tax Expense. Income tax expense increased $62,000 and $163,000 to $194,000 and $576,000 for the three and nine months ended March 31, 1996 respectively, as compared to the three and nine months ended March 31, 1995. The increase was due to a higher percentage of taxable income for the three and nine months ended March 31, 1996.

         Non-Performing Assets and Allowance for Loan Losses. The allowance for loan losses is calculated based upon an evaluation of pertinent factors underlying the types and qualities of the Company's loans. Management considers such factors as the repayment status of a loan, the estimated net realizable value of the underlying collateral, the borrower's ability to repay the loan, current and anticipated economic conditions which might affect the borrower's ability to repay the loan and the Company's past statistical history concerning charge-offs. The Company's allowance for loan losses as of March 31, 1996, was $527,000 or 0.5% of total loans. The December 31, 1995 allowance for loan losses was $512,000, or 0.5% of total loans. Total loans classified as substandard, doubtful or loss as of March 31, 1996 were $651,000, or 0.4% of total assets. Management has considered non-performing assets and total classified assets in establishing the allowance for loan losses.

The ratio of non-performing assets to total assets is one indicator of the exposure to credit risk. Non-performing assets of the Company consist of non-accruing loans, accruing loans delinquent 90 days or more, and foreclosed assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure.

                                                             03/31/96    12/31/95
                                                             --------    --------
                                                            (Dollars in Thousands)
Non-Accruing Loans .....................................       $ 67        $112
Accruing Loans Delinquent 90 days or more ..............        --          --
Troubled Debt Restructurings ...........................        --          --
Foreclosed Assets ......................................         18           7
                                                               ----        ----
Total Non-Performing Assets ............................       $ 85        $119
                                                               ====        ====
Total Non-Performing Assets as a
Percentage of Total Assets .............................        .06%        .08%

Total non-performing assets decreased $34,000 to $85,000, or .06% of total assets at March 31, 1996, from $119,000 or .08% of total assets at December 31, 1995. The decrease in non-performing assets was primarily due to loan payoffs and principal repayments on previously non-performing loans during the quarter. Foreclosed assets increased $11,000 due to the foreclosure on three auto loans.

         Liquidity and Capital Resources. The Company's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, FHLB Indianapolis advances and funds provided by operations. While scheduled loan and mortgage-backed security repayments and maturity of short-term investments are a relatively predictable source of funds, deposit flows are greatly influenced by general interest rates, economic conditions, competition and, most recently, the restructuring occurring in the thrift industry. Current Office of Thrift Supervision regulations require the Bank to maintain cash and eligible investments in an amount equal to at least 5.0% of customer accounts and short-term borrowings to assure its ability to meet demands for withdrawals and repayment of short-term borrowings. As of March 31, 1996, the Bank's liquidity ratio of 7.60%, exceeds the minimum regulatory requirements.

The Company uses its capital resources principally to meet its ongoing commitments to fund maturing certificates of deposits and loan commitments, maintain is liquidity and meet operating expenses. At March 31, 1996, the Company has commitments to originate loans totaling $2.9 million. The Company considers its liquidity and capital resources to be adequate to meet its foreseeable short- and long-term needs. The Company expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.

Regulatory standards impose the following capital requirements: a risk-based capital standard expressed as a percent of risk-adjusted assets, a leverage ratio of core capital to total adjusted assets, and a tangible capital ratio expressed as a percent of total adjusted assets. As of March 31, 1996, the Bank exceeded all fully phased-in regulatory capital standards.

At March 31, 1996, the Bank's tangible capital was $11.3 million, or 7.8% of adjusted total assets, which is in excess of the 1.5% requirement by $9.1 million. In addition, at March 31, 1996, the Bank had core capital of $11.3 million, or 7.8% of adjusted total assets, which exceeds the 3.0% requirement by $7.0 million. The Bank had risk-based capital of $11.8 million at March 31, 1996 or 15.2% of risk-adjusted assets which exceeds the 8.0% risk-based capital requirements by $5.6 million.

As required by federal law, the OTS has proposed a rule revising its minimum core capital requirement to be no less stringent than that imposed on national banks. The OTS has proposed that only those savings associations rated a composite one (the highest rating) under the MACRO rating system for savings associations will be permitted to operate at or near the regulatory minimum leverage ratio of 3.0%. All other savings associations will be required to maintain a minimum leverage ratio of 3.0% at least an additional 100 to 200 basis points. The OTS will assess each individual savings association through the supervisory process on a case-by-case basis to determine the applicable requirement. No assurance can be given as to the final form of any such regulation, the date of its effectiveness or the requirement applicable to the Bank. As a result of the prompt corrective action provisions of federal law discussed below, however, a savings association must maintain a core capital ratio of at least 4.0% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3.0% ratio.

Under the requirements of federal law all the federal banking agencies, including the OTS, must revise their risk-based capital requirements to ensure that such requirements account for interest rate risk, concentration of credit risk and the risks of non-traditional activities, and that they reflect the actual performance of and expected loss on multi-family loans.

The OTS had adopted a final rule that requires every savings association with more than normal interest rate risk to deduct from its total capital, for purposes of determining compliance with such requirement, an amount equal to 50% of its interest-rate risk exposure multiplied by the market value of its assets. This exposure is a measure of the potential decline in the market value of portfolio equity of a savings association, greater than 2%, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline) affecting on-and off-balance sheet assets and liabilities. The effective date of the new requirement is July 1, 1994. Any savings association with less than $300 million in assets and a total capital ratio in excess of 12% is exempt from this requirement unless the OTS determines otherwise. It is anticipated that since the Bank has less than $300 million in assets, and a risk-based capital ratio in excess of 12%, it will be exempt from this rule.

                           Part II - Other Information

As of March 31, 1996, management is not aware of any current recommendations by regulatory authorities which, if they were to be implemented, would have or are reasonably likely to have a material adverse effect on the Company's liquidity, capital resources or operations.

Item 1  -  Legal Proceedings

         Not Applicable.

Item 2  -  Changes in Securities

         Not Applicable.

Item 3  -  Defaults upon Senior Securities

         Not Applicable.

Item 4  -  Other Information

FDIC INSURANCE FUND RESOLUTION PENDING IN CONGRESS

         The deposit insurance recapitalization bill for the Savings Association Insurance Fund (SAIF) is nearly dead in Congress. The bill has been held hostage to the partisan politics and strong lobbying by the banking lobby to kill it. The likelihood of passage grows more remote as it appears, unlikely that a separate bill can be passed on it's own accord. However, if the bill should some how be passed in the form proposed late last year the Bank's special assessment would amount to approximately $452,000 to $478,000, after taxes. If this assessment takes place we should see our deposit insurance cost drop to .04 from
 .23 per $100 of deposits.

Item 5  -  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              Not Applicable

         (b) The following is a description of the Form 8-K's filed during the quarter ended March 31, 1996.

               (i) A Form 8-K was filed on February 14, 1996 announcing the annual earnings for the quarter ended December 31, 1995.

              (ii) A Form 8-K was filed on March 27, 1996 announcing that a quarterly dividend was declared on February 27, 1996, payable March 31, 1996 to record holders on March 15, 1996.

                                   SIGNATURES



Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                        FFW CORPORATION
                                                        Registrant




Date:  May 15, 1996                    /S/  Nicholas  M.  George
                                       -------------------------------------
                                       Nicholas M. George
                                       President and Chief Executive Officer




Date:  May 15, 1996                    /S/  Charles  E.   Redman
                                       -------------------------------------
                                       Charles E. Redman
                                       Treasurer and Chief Financial
                                       Accounting Officer