Form 10KSB
period 1996-06-30
FFW CORP
filed 1996-09-30
CIK 895401

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

         For the fiscal year ended June 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the  transition period from to -----------------------


                         Commission File Number 0-21170


                                 FFW CORPORATION
                 (Name of small business issuer in its charter)
- --------------------------------------------------------------------------------

         Delaware                                           35-1875502
 (State or other jurisdiction                            (IRS Employer )
 of incorporation or oganization)                        Identification No.)
- --------------------------------------------------------------------------------

1205 N. Cass Street, Wabash, Indiana                         46992-1027
(Address of principal executive offices)                      (Zip Code)
- --------------------------------------------------------------------------------

             Registrant's telep(219) 563-3185 including area code:

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.01 per share
                                (Title of class)

       Check  whether the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X[ NO [ ]

       Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

       State the issuer's revenues for its most recent fiscal year: $11,792,323.

       The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and asked prices of such stock on the NASDAQ System as of September 12, 1996, was $9.2 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

       As of September 12, 1996, there were issued and outstanding 702,066 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

       Parts II and IV of Form 10-KSB - Portions of the Annual Report to Stockholders for the fiscal year ended June 30, 1996.

       Part III of Form 10-KSB - Proxy Statement for 1996 Annual Meeting of Stockholders.

                                     PART I

Item 1.  DESCRIPTION OF BUSINESS

General

         THE COMPANY. FFW Corporation (the "Company") a Delaware corporation, was formed in December 1992 to act as the holding company for First Federal Savings Bank of Wabash ("First Federal" or the "Bank") upon the completion of the Bank's conversion from the mutual to the stock form (the "Conversion"). The Conversion was completed on April 1, 1993.

         At June 30, 1996, the Company had $150.5 million of assets and shareholders' equity of $15.5 million (or 10.3% of total assets).

         The executive offices of the Company are located at 1205 N. Cass Street, Wabash, Indiana 46992, and its telephone number at that address is (219) 563-3185.

         FIRST FEDERAL. First Federal is a federally chartered stock savings bank headquartered in Wabash, Indiana and regulated by the Office of Thrift Supervision ("OTS"). Its deposits are insured up to applicable limits, by the Federal Deposit Insurance Corporation (the "FDIC"), which is backed by the full faith and credit of the United States. First Federal's primary market area covers Wabash and Kosciusko Counties in northeast and central Indiana, which are serviced through its three offices in Wabash, North Manchester and Syracuse, Indiana.

         The principal business of the Bank consists of attracting retail deposits from the general public and investing those funds primarily in one- to four-family residential mortgage and consumer loans, and, to a lesser extent, commercial and multi-family real estate, construction and commercial business loans primarily in the Bank's market area. The Bank also purchases mortgage-backed securities and invests in U.S. Government and agency obligations and other permissible investments. At June 30, 1996, substantially all of the Bank's real estate mortgage loans (excluding mortgage-backed securities) were secured by properties located in Indiana.

         The Bank's revenues are derived primarily from interest on mortgage loans, mortgage-backed securities, consumer (primarily automobile) and other loans, investment securities, income from service charges and loan originations and loan servicing fee income. The Bank does not originate loans to fund leveraged buyouts, has no loans to foreign corporations or governments and is not engaged in land development or construction activities through joint ventures or subsidiaries.

         The Bank offers a variety of accounts having a wide range of interest rates and terms. The Bank's deposits include passbook accounts, money market savings accounts, NOW, money market checking and regular checking accounts, and certificate accounts with terms of three to 60 months. The Bank only solicits deposits in its primary market area and does not accept brokered deposits. The Bank also has, from time to time, borrowed funds, both in the form of advances and by entering into repurchase agreements. At June 30, 1996, the Bank had advances totalling $41.8 million.

         FIRSTFED FINANCIAL OF WABASH, INC. During fiscal 1993, the Company acquired FirstFed Financial of Wabash, Inc. ("FirstFed") from the Bank. FirstFed offers insurance products, including life insurance, mutual funds, annuity and brokerage services through a registered broker dealer. FirstFed which is located in Wabash, Indiana was incorporated in 1989. FirstFed had net income of approximately $10,000 for the fiscal year ended June 30, 1996.

FORWARD-LOOKING STATEMENTS

         When used in this Form 10-K and in future filings by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify
"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks and uncertainties, including but not limited to changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, all or some of which could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made and are subject to the above-stated qualifications in any event. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

         The Company does not undertake--and specifically declines any obligation--to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

LENDING ACTIVITIES OF THE BANK

         MARKET AREA OF THE BANK. The main office of the Bank is located in Wabash, Indiana, which is located in Wabash County. The Bank operates two branches, one in North Manchester and another in Syracuse, Indiana. North Manchester is located in Wabash County and Syracuse is located in adjacent Kosciusko County. The Bank considers Wabash and Kosciusko Counties as its primary market area. The Bank also serves Grant, Miami, Huntington, Whitley and Elkhart Counties in Indiana.

         Wabash County is served by Conrail and the Norfolk Southern railroads, and also has a local municipal airport. Ft. Wayne, Indiana, 45 miles to the northeast, has a commercial airport served by two major airlines and several commuter affiliates. Wabash County has a mixed agriculture and industrial economy. Several major employers in Wabash County are suppliers to the automotive industry. Wabash County also has Manchester College, a four-year private undergraduate institution, and the Wabash County Hospital, a facility with 135 beds. Major manufacturing employers in Wabash County include Container Corporation of America, Eaton Corporation, Ford Meter Box Company, Inc., GenCorp Automotive, Heckman Bindery, Blue Sky, Inc., United Technologies, Inc., Wabash Alloys, Cast Molding Industries, Inc. and Wabash Magnetics.

         Kosciusko County's economy includes a mix of recreational, manufacturing, biomedical and manufactured home industries. Major private employers in Kosciusko County include GTI Corporation, Dalton Foundries, Inc., Maple Leaf Farms, Inc., Biomet, Inc., Danek Group, Zimmer Inc., R. R. Donnelley, Depuy Inc., Kemole Glass, Inc., Othy, Inc. and Creighton Brothers.

         GENERAL. Historically, the Bank has originated fixed-rate, one- to four-family mortgage loans. In the early 1980s, the Bank began to focus on the origination of adjustable-rate mortgage ("ARM") loans and short-term loans for retention in its portfolio, in order to increase the percentage of loans in its portfolio with more frequent repricing or shorter maturities, and in some cases higher yields, than fixed-rate mortgage loans. While the Bank has continued to originate fixed-rate mortgage loans in response to customer demand, currently, the Bank originates and sells most of its fixed-rate, first mortgage loans with maturities of greater than 15 years in the secondary market with servicing retained.

         While the Bank primarily focuses its lending activities on the origination of loans secured by first mortgages on owner-occupied one- to four-family residences, it also originates consumer (including automobile), commercial and multi-family real estate, commercial business, and residential construction loans in its primary market area. At June 30, 1996, the Bank's net loan portfolio totaled $100.5 million.

         The Executive Committee of the Bank, comprised of three outside directors selected by and including the Chairman, has the responsibility for the supervision of the Bank's loan portfolio with an overview by the Board of Directors. The Bank's loan policy requires Executive Committee or full Board approval on mortgage and consumer loans over certain dollar thresholds, loan extensions, special loan situations, assumptions and loan participations. The Board of Directors has responsibility for the overall supervision of the Bank's loan portfolio and in addition, reviews all foreclosure actions or the taking of deeds-in-lieu of foreclosure.

         The aggregate amount of loans that the Bank is permitted to make under applicable federal regulations to any one borrower, including related entities, or the aggregate amount that the Bank could have invested in any one real estate project is generally the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation - Federal Regulation of Savings Associations." At June 30, 1996, the maximum amount which the Bank could have lent to any one borrower and the borrower's related entities was approximately $1.7 million. At June 30, 1996, the Bank had no loans with outstanding balances in excess of this amount. The principal balance of the largest amount outstanding to any one borrower, or group of related borrowers, was approximately $1.0 million at June 30, 1996. Currently, it is the Bank's general policy to limit its loans to one borrower to $500,000, although this limit may be exceeded under certain circumstances.

         LOAN PORTFOLIO COMPOSITION. The following table contains information concerning the composition of the Bank's loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.

                                                                                                June 30,
                                                                   ----------------------------------------------------------------
                                                                               1996                                1995
                                                                   ----------------------------          --------------------------
                                                                    Amount              Percent          Amount             Percent
                                                                    ------              -------          ------             -------
                                                                                         (Dollars in Thousands)
Real Estate Loans:
 One- to four-family...................................            $60,732               59.32%         $60,353               64.76%
 Commercial and multi-family...........................              7,218                7.05            6,547                7.03
 Construction..........................................              2,676                2.61            1,406                1.51
                                                                  --------              ------          -------              ------
    Total real estate loans............................             70,626               68.98           68,306               73.30
                                                                   -------              ------          -------              ------

Other Loans:
 Consumer Loans:
  Deposit account......................................                226                 .22              326                 .35
  Automobile...........................................             18,464               18.03           12,405               13.31
  Home equity and improvement..........................              4,624                4.52            4,487                4.82
  Manufactured home....................................                481                 .47              616                 .66
  Other................................................              3,583                3.50            2,517                2.70
                                                                  --------              ------          -------              ------
    Total consumer loans...............................             27,378               26.74           20,351               21.84
                                                                  --------              ------          -------              ------
 Commercial business loans.............................              4,378                4.28            4,531                4.86
                                                                  --------              ------          -------              ------

  Total other loans....................................             31,756               31.02           24,882               26.70
                                                                  --------              ------          -------              ------

    Total loans........................................            102,382              100.00%          93,188              100.00%
                                                                                        ======                               ======
Less:
- ----
 Loans in process......................................              1,548                                  371
 Deferred fees and discounts...........................              (248)                                (142)
 Allowance for losses..................................                553                                  484
                                                                 ---------                              -------
    Total loans, net...................................           $100,529                              $92,475
                                                                  ========                              =======

                                                                             June 30,
                                                                    ---------------------------
                                                                               1994
                                                                    ---------------------------
                                                                    Amount              Percent
                                                                    ------              -------
Real Estate Loans:
 One- to four-family...................................            $52,869               66.54%
 Commercial and multi-family...........................              5,027                6.33
 Construction..........................................              2,912                3.66
                                                                   -------              ------
    Total real estate loans............................             60,808               76.53
                                                                   -------              ------

Other Loans:
 Consumer Loans:
  Deposit account......................................                279                 .35
  Automobile...........................................              9,426               11.87
  Home equity and improvement..........................              3,075                3.87
  Manufactured home....................................                797                1.00
  Other................................................              1,588                2.00
                                                                   -------              ------
    Total consumer loans...............................             15,165               19.09
                                                                   -------              ------
 Commercial business loans.............................              3,479                4.38
                                                                   -------              ------

  Total other loans....................................             18,644               23.47
                                                                    ------              ------

    Total loans........................................             79,452              100.00%
                                                                                        ======
Less:
- ----
 Loans in process......................................              1,378
 Deferred fees and discounts...........................                (99)
 Allowance for losses..................................                485
                                                                   -------
    Total loans, net...................................            $77,688
                                                                   =======

         The following table shows the composition of the Bank's loan portfolio by fixed and adjustable-rate at the dates indicated.

                                                                                     June 30,
                                                ---------------------------------------------------------------------------------
                                                           1996                        1995                        1994
                                                ------------------------    ----------------------       ------------------------
                                                   Amount        Percent       Amount      Percent         Amount         Percent
                                                ---------         -----     ---------       -----        --------          -----
                                                                             (Dollars in Thousands)
Fixed-Rate Loans:
Real Estate:
 One- to four-family .......................    $   8,302          8.11%    $   7,772        8.34%      $   8,054          10.13%
 Commercial and multi-family ...............        2,248          2.19         1,018        1.09           2,421           3.05
 Construction ..............................        1,094          1.07           843         .91             260            .33
                                                ---------         -----     ---------       -----        --------          -----
     Total real estate loans ...............       11,644         11.37         9,633       10.34          10,735          13.51
                                                ---------         -----     ---------       -----        --------          -----

Consumer ...................................       26,839         26.21        18,814       20.19          13,375          16.83
Commercial business ........................        1,430          1.40         1,168        1.25           1,151           1.45
                                                ---------         -----     ---------       -----        --------          -----
     Total fixed-rate loans ................       39,913         38.98        29,615       31.78          25,261          31.79
                                                ---------         -----     ---------       -----        --------          -----

Adjustable-Rate Loans:
 Real estate:
  One- to four-family ......................       52,430         51.21        52,581       56.43          44,815          56.41
  Commercial and multi-family ..............        4,970          4.85         5,529        5.93           2,606           3.28
  Construction .............................        1,582          1.55           563         .60           2,652           3.34
                                                ---------         -----     ---------       -----        --------          -----
     Total real estate loans ...............       58,982         57.61        58,673       62.96          50,073          63.03
                                                ---------         -----     ---------       -----        --------          -----

 Consumer ..................................          539           .53         1,537        1.65           1,790           2.25
 Commercial business .......................        2,948          2.88         3,363        3.61           2,328           2.93
                                                ---------         -----     ---------       -----        --------          -----
     Total adjustable-rate loans ...........       62,469          61.02       63,573       68.22          54,191          68.21
                                                ---------         -----     ---------       -----        --------          -----

     Total loans ...........................      102,382         100.00%      93,188      100.00%         79,452         100.00%
                                                                  ======                   ======                         ======

Less:
 Loans in process ..........................        1,548                         371                       1,378
 Deferred fees and discounts ...............         (248)                       (142)                        (99)
 Allowance for loan losses .................          553                         484                         485
                                                ---------                   ---------                    --------
     Total loans, net ......................    $ 100,529                   $  92,475                  $   77,688
                                                =========                   =========                  ==========

         The following schedule illustrates the interest rate sensitivity of the Bank's loan portfolio (including non-accruing loans) at June 30, 1996. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                                                Real Estate
                                  ------------------------------------------------------------------------
                                  One- to four-family           Commercial                 Construction              Consumer
                                  -------------------      ---------------------         -----------------       ------------------
                                              Weighted                  Weighted                  Weighted                 Weighted
                                               Average                   Average                   Average                  Average
                                   Amount       Rate         Amount       Rate           Amount      Rate        Amount      Rate
                                   ------       ----         ------       ----           ------      ----        ------      ----
                                                                     (Dollars in Thousands)

  Due During
 Years Ending
   June 30,
- --------------
1997..........................    $       8      8.50%     $     335       9.12%      $     433      8.51%      $  2,088      9.40%
1998..........................           44      7.69            222       9.50             ---       ---          2,016      9.44
1999..........................          158      8.27              6      10.07             ---       ---          3,850      9.34
2000 to 2001..................          690      8.58            126       9.83             ---       ---         15,199      9.29
2002 to 2006..................        5,349      8.22          1,255       9.31             ---       ---          1,904     10.62
2007 to 2021..................       29,641      8.07          3,776       8.63             335      8.04          2,321      9.57
2022 and following............       24,842      7.95          1,498       8.41           1,908      7.98            ---       ---
                                   --------                 --------                   --------                 --------
                                   $ 60,732      8.04%      $  7,218       8.77%       $  2,676      8.07%      $ 27,378      9.43%
                                   ========                 ========                   ========                 ========
                                         Commercial
                                          Business                 Total
                                     ------------------     --------------------
                                               Weighted
                                                Average
                                     Amount      Rate       Amount       Percent
                                     ------      ----       ------       -------
  Due During
 Years Ending
   June 30,
- -------------
1997..........................    $  2,795       9.39%     $  5,659        5.53%
1998..........................         309       8.66         2,591        2.53
1999..........................         278       8.37         4,292        4.19
2000 to 2001..................         638       8.82        16,653       16.27
2002 to 2006..................         358       9.49         8,866        8.66
2007 to 2021..................         ---        ---        36,073       35.23
2022 and following............         ---        ---        28,248       27.59
                                  --------                 --------
                                  $  4,378       9.20%     $102,382      100.00%
                                  ========                 ========

         The total amount of loans due after June 30, 1997 which have fixed interest rates is $35.4 million, while the total amount of loans due after such dates which have floating or adjustable interest rates is $61.3 million.

         ONE- TO FOUR-FAMILY RESIDENTIAL MORTGAGE LENDING. Residential loan originations of this type are generated by the Bank's marketing efforts, its present customers, walk-in customers and referrals from real estate agents and builders. The Bank focuses its lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences. At June 30, 1996, the Bank's one- to four-family residential mortgage loans totaled $60.7 million, or approximately 59.3% of the Bank's total gross loan portfolio.

         The Bank currently offers fixed-rate monthly, ARM payment and balloon loans. During the year ended June 30, 1996, the Bank originated $11.6 million of adjustable-rate real estate loans, most of which were secured by one- to four-family residential real estate. During fiscal 1996, the Bank originated $10.7 million of fixed-rate real estate loans, most of which were secured by one- to four-family residential real estate. The Bank's one- to four-family residential mortgage originations are primarily in its market and surrounding areas.

         The Bank currently originates up to a maximum of 30-year adjustable-rate, one- to four-family residential mortgage loans in amounts up to 95% of the appraised value of the security property provided that private mortgage insurance is obtained in an amount sufficient to reduce the Bank's exposure to at or below the 80% loan-to-value level.

         The Bank currently offers one-, three-, five-, and seven-year ARM loans with an interest rate margin generally 300 basis points over the one year Treasury rates. These loans have a fixed-rate for the stated period and, thereafter, such loans adjust annually. These loans provide for up to a 200 basis points annual cap and a lifetime cap of 600 basis points over the initial rate. Under the current ARM program, such loans will never adjust more than 175 basis points below the initial rate. Depending on whether a one-, three-, five-, or seven-year loan is selected, per-year and lifetime caps will range from 100 to 200 basis points, and 300 to 600 basis points. As a consequence of using an initial fixed-rate and caps and floor, the interest rates on these loans may not be as rate sensitive as is the Bank's cost of funds. The Bank's ARMs do not permit negative amortization of principal. The Bank qualifies borrowers at the fully indexed rate.

         Due to consumer demand, the Bank also offers fixed-rate 10-through 15-year and 15- through 30- year mortgage loans, most of which conform to the secondary market standards of the Federal Home Loan Mortgage Corporation ("FHLMC").

         Interest rates charged on these fixed-rate loans are competitively priced according to market conditions. Residential loans generally do not include prepayment penalties. Most of the fixed-rate loans with maturities of 15 to 30 years are sold in the secondary market. The Bank generally retains servicing rights on such loans. Generally, the Bank will retain fixed-rate loans with maturities of less than 15 years in its portfolio. The Bank reserves the right to discontinue, adjust or create new lending programs to respond to its needs and to competitive factors.

         In underwriting one- to four-family residential real estate loans, First Federal evaluates both the borrower's ability to make monthly payments and the value of the property securing the loan. Currently, virtually all properties securing real estate loans made by First Federal are appraised by independent fee appraisers approved and qualified by the Board of Directors. First Federal generally requires borrowers to obtain an attorney's title opinion or title insurance, and fire and property insurance (including flood insurance, if necessary) in an amount not less than the amount of the loan. Real estate loans originated by the Bank generally contain a "due on sale" clause allowing the Bank to declare the unpaid principal balance due and payable upon the sale of the security property.

         CONSUMER LENDING. First Federal offers a variety of secured consumer loans, including automobile, home equity, home improvement, manufactured home and student loans, and loans secured by savings deposits. In addition, First Federal offers other secured and unsecured consumer loans. The Bank currently originates substantially all of its consumer loans in its primary market area and surrounding areas. The Bank originates consumer loans on both a direct and indirect basis. Direct loans are made when the Bank extends credit directly to the borrower. Indirect loans are obtained when the Bank purchases loan contracts from retailers of goods or services which have extended credit to their customers. The only indirect lending by First Federal began in the early 1980s, and is with selected automobile and boat dealers located in the Bank's primary market and surrounding areas. The Bank underwrites each indirect loan in accordance with its normal consumer loan standards. At June 30, 1996, the Bank's consumer loan portfolio totaled $27.4 million, or 26.7% of its total gross loan portfolio.

         Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles or mobile homes. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At June 30, 1996, $65,000 or approximately 0.2% of the consumer loan portfolio was non-performing. There can be no assurance that delinquencies will not increase in the future.

         The largest component of First Federal's consumer loan portfolio consists of automobile loans. At June 30, 1996, automobile loans totaled $18.5 million, or approximately 18.0% of the Bank's gross loan portfolio.

         Loans secured by second mortgages, together with loans secured by all prior liens, are currently limited to 100% or less of the appraised value of the property securing the loan, unless the first mortgage is held by First Federal in which case the percentage is 100%. Generally, such loans have a maximum term of up to 20 years. As of June 30, 1996, home equity and home improvement loans, most of which are secured by second mortgages, amounted to $4.6 million, or 4.5% of the Bank's gross loan portfolio.

         In the early 1970s, First Federal began originating loans secured by new and used manufactured homes purchased by qualified individuals in its primary market and surrounding areas. At June 30, 1996, manufactured home loans totaled $481,000, or approximately .5%, of the Bank's gross loan portfolio. Manufactured home loans are typically made at a higher yield and for a shorter maturity than one- to four-family residential mortgage loans. Most of the Bank's manufactured home loans have been originated with fixed rates of interest and are generally made in amounts of up to a maximum of the lesser of 110% of the net invoice or 80% of the buyer's cost. The buyer's cost can include such items as freight, itemized set-up charges, physical damage insurance, sales tax and filing and recording fees. First Federal is permitted by regulation to make manufactured home loans for terms of up to 20 years, although most of the Bank's manufactured home loans are for terms of 15 years or less. The Bank intends to deemphasize this type of lending in the future.

         Consumer loan terms vary according to the type and value of collateral, length of contract and creditworthiness of the borrower. Loans secured by deposit accounts at the Bank are currently originated for up to 90% of the account balance with a hold placed on the account restricting the withdrawal of the account balance. The interest rate on such loans is typically equal to 200 basis points above the deposit contract rate.

         The underwriting standards employed by the Bank for consumer loans include an application, a determination of the applicant's payment history on other debts and an assessment of ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.

         CONSTRUCTION LENDING. The Bank engages in limited amounts of construction lending to individuals for the construction of their residences as well as to builders for the construction of single family homes in the Bank's primary market area and surrounding areas. At June 30, 1996, the Bank had $2.7 million of gross construction loans, most of which were to borrowers who intended to live in the properties upon completion of construction.

         Construction loans to individuals for their residences are structured to be converted to permanent loans at the end of the construction phase, which typically runs for six months. During the construction phase, the borrower pays interest only. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans. Generally, fixed-rate loans during the construction phase are not permitted.

         Construction loans to builders of one- to four-family residences require the payment of interest only for up to 12 months. In most cases, these loans carry adjustable interest rates. At June 30, 1996, the Bank had $585,600 in construction loans outstanding to builders.

         Construction lending generally affords the Bank an opportunity to receive interest at rates higher than those obtainable from permanent residential loans and to receive higher origination and other loan fees. In addition, construction loans are generally made with adjustable rates of interest or for relatively short terms. Nevertheless, construction lending is generally considered to involve a higher level of credit risk than one- to four-family residential lending due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on development projects, real estate developers and managers. In addition, the nature of these loans is such that they are more difficult to evaluate and monitor. Finally, the risk of loss on construction loans is dependent largely upon the accuracy of the initial estimate of the individual property's value upon completion of the project and the estimated cost
(including interest) of the project. If the cost estimate proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the project. At June 30, 1996, the Bank had no construction loans outstanding which were over thirty days delinquent.

         COMMERCIAL AND MULTI-FAMILY REAL ESTATE LENDING. The Bank has also engaged in limited commercial and multi-family real estate lending in the Wabash market area and surrounding areas and has purchased participation interests in loans from other financial institutions throughout Indiana and neighboring jurisdictions. At June 30, 1996, the Bank had $7.2 million of commercial and multi-family real estate loans, which represented 7.1% of the Bank's total gross loan portfolio. At June 30, 1996, all of the Bank's commercial and multi-family real estate loan portfolio was secured by properties located in Indiana.

         Loans secured by commercial and multi-family real estate properties are generally larger and involve a greater degree of credit risk than one- to four-family residential mortgage loans. Because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the loan may be impaired.

         The Bank's commercial and multi-family real estate loan portfolio is secured primarily by apartment buildings and, to a lesser extent, office buildings and nursing homes. Commercial and multi-family real estate loans generally have terms that do not exceed 15 years. The Bank has a variety of rate adjustment features and other terms in its commercial and multi-family real estate loan portfolio. Generally, the loans are made in amounts up to 75% of the appraised value of the security property. Commercial real estate loans provide for a margin over a designated index which is generally the prime rate and multi-family loans provide for a margin over the one-year Treasury bill rate. The Bank currently analyzes the financial condition of the borrower, the borrower's credit history, and the reliability and predictability of the cash flow generated by the property securing the loan. The Bank generally requires personal guaranties of the borrowers. Appraisals on properties securing commercial real estate loans originated by the Bank are performed by independent appraisers.

         COMMERCIAL BUSINESS LENDING. The Bank also originates a limited number of commercial business loans. At June 30, 1996, approximately $4.4 million, or 4.3% of the Bank's total gross loan portfolio was comprised of commercial business loans.

         Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which, in turn, is likely to be dependent upon the general economic environment). The Bank's commercial business loans are usually, but not always, secured by business assets. However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. At June 30, 1996, First Federal's commercial business loan portfolio was performing substantially in accordance with its repayment terms.

         The Bank recognizes the generally increased risks associated with commercial business lending. First Federal's commercial business lending policy includes credit file documentation and analysis of the borrower's character, capacity to repay the loan, the adequacy of the borrower's capital and collateral as well as an evaluation of conditions affecting the borrower. Analysis of the borrower's past, present and future cash flows is also an important aspect of First Federal's current credit analysis.

ORIGINATIONS, PURCHASES, SALES AND SERVICING OF LOANS AND MORTGAGE-BACKED SECURITIES

         Real estate loans are generally originated by First Federal's staff of salaried loan officers. Loan applications are taken and processed in the branches and main office of the Bank.

         While the Bank originates both adjustable-rate and fixed-rate loans, its ability to originate loans is dependent upon the relative customer demand for loans in its market. Demand is affected by the interest rate environment. The Bank currently holds in its portfolio most adjustable-rate loans and first mortgage, fixed-rate real estate loans with maturities of less than 15 years it originated and the remainder of such loans is sold primarily to the FHLMC. In selling these fixed-rate mortgage loans, the Bank retains the servicing rights.

         In fiscal 1996, the Bank originated $48.6 million of loans, compared to $36.1 million and $44.6 million in fiscal 1995 and 1994, respectively. The increase from fiscal 1995 to 1996 was due to favorable rates. Management attributes the decrease in originations from fiscal 1994 to 1995 to higher interest rates during the first half of fiscal 1995. Lower originations of loans in fiscal 1995 were somewhat offset by a lower level of repayments during the same period. In fiscal 1996, $32.5 million of loans were repaid, compared to $21.1 million and $25.4 million in fiscal 1995 and 1994, respectively.

         No mortgage-backed securities were purchased in fiscal 1996 or fiscal 1995 compared to a purchase of $16.5 million in fiscal 1994. Sales of real estate loans totaled $6.7 million in fiscal 1996, compared to $2.4 million and $8.3 million in fiscal 1995 and 1994, respectively. In summary, net loans and mortgage-backed securities increased by $7.3 million in fiscal 1996, compared to a $12.8 million and $26.2 million increase in fiscal 1995 and 1994, respectively. The increase in fiscal 1996 was attributable to increased loan originations, while the increases in fiscal 1995 and 1994 were attributable to the increased loan originations in fiscal 1995 and purchase of $16.5 million in mortgage-backed securities in fiscal 1994.

         Currently, the Bank sells whole loans and, in the past, has sold loan participations primarily without recourse. Sales of whole loans and loan participations generally have been beneficial to the Bank since these sales usually generate income at the time of sale, produce future servicing income and provide funds for additional lending and other investments. During fiscal 1996, the Bank sold $6.7 million of loans.

         When loans are sold, the Bank typically retains the responsibility for collecting and remitting loan payments, making certain that real estate tax payments are made on behalf of borrowers, and otherwise servicing the loans. The Bank receives a servicing fee for performing these services. The amount of servicing fees received by the Bank varies but is generally calculated on the basis of 1/4th of 1% per annum for fixed-rate mortgage loans on the outstanding principal amount of the loans serviced. The servicing fee is recognized as income over the life of the loans. At June 30, 1996, the Bank serviced for others approximately $20.2 million of mortgage loans that it originated and sold.

         In periods of economic uncertainty, the Bank's ability to originate large dollar volumes of real estate loans may be substantially reduced or restricted, with a resultant decrease in related loan origination fees, other fee income and operating earnings. In addition, the Bank's ability to sell loans may substantially decrease as potential buyers (principally government agencies) reduce their purchasing activities. In the past, the Bank has purchased mortgage-backed securities in amounts which consistently exceed its sales of such items, although the specific levels of purchases have varied in recent periods in response to available spreads and other market factors.

         The following table shows the loan and mortgage-backed securities origination, purchase, sale and repayment activities of the Bank for the periods indicated.

                                                       Year Ended June 30
                                                -------------------------------
                                                   1996        1995       1994
                                                --------    --------   --------
                                                          (In Thousands)
Originations by type:
 Adjustable-rate:
  Real estate - one- to four-family .........   $ 11,143    $ 11,831   $ 15,661
         - commercial and multi-family ......        442       1,068        911
  Non-real estate - consumer ................         37         779      1,048
         - commercial business ..............      2,745       2,903      1,715
                                                --------    --------   --------
         Total adjustable-rate ..............     14,367      16,581     19,335
                                                --------    --------   --------
 Fixed-rate:
  Real estate - one- to four-family .........      9,356       3,765     12,091
         - commercial and multi-family ......      1,372         409      3,067
  Non-real estate - consumer ................     22,531      15,387      9,190
         - commercial business ..............        986        --          877
                                                --------    --------   --------
         Total fixed-rate ...................     34,245      19,561     25,225
                                                --------    --------   --------
         Total loans originated .............     48,612      36,142     44,560
                                                --------    --------   --------

Purchases:
  Mortgage-backed securities ................       --          --       16,503

Sales:
  Real estate loans .........................      6,693       2,447      8,303

Principal Repayments:
  Loans .....................................     32,515      21,060     25,434
  Mortgage-backed securities ................        770         630        883
                                                --------    --------   --------
         Total repayments ...................     33,285      21,690     26,317
                                                --------    --------   --------

Increase (decrease) in other items ..........     (1,319)        746       (235)
                                                --------    --------   --------

         Net increase .......................   $  7,315    $ 12,751   $ 26,208
                                                ========    ========   ========

NON-PERFORMING ASSETS AND CLASSIFIED ASSETS

         When a borrower fails to make a required payment on real estate secured loans and consumer loans within 30 days after the payment is due, the Bank generally institutes collection procedures by mailing a delinquency notice. The customer is contacted again, by notice and/or telephone, when the payment is 31 days past due and when 60 days past due. In most cases, delinquencies are cured promptly; however, if a loan secured by real estate or other collateral has been delinquent for more than 90 days, satisfactory payment arrangements must be adhered to or the Bank will initiate foreclosure or repossession.

         Generally, when a loan becomes delinquent 90 days or more or when the collection of principal or interest becomes doubtful, the Bank will place the loan on a non-accrual status and, as a result, previously accrued interest income on the loan is taken out of current income. The loan will remain on a non-accrual status as long as the loan is 90 days delinquent.

         The following table sets forth information concerning delinquent mortgage and other loans at June 30, 1996. The amounts presented represent the total remaining principal balances of the related loans, rather than the actual payment amounts which are overdue.

                                                                Real Estate
                                      -----------------------------------------------------------------
                                                                          Commercial and                            Consumer
                                      One- to four-family                 Multi-Family                     -------------------------
                                      Number    Amount         Percent    Number    Amount      Percent    Number    Amount  Percent
                                      ------    ------         -------    ------    ------      -------    ------    ------  -------
                                                                          (Dollars in Thousands)
Loans delinquent for:

30-59 days ...........................  14       $357           81.14%       1       $ 22       100.00%      71       $410    70.09%
60-89 days ...........................   3         83           18.86       --         --          --        15        110    18.80
90 days and over .....................  --         --            --         --         --          --        11         65    11.11
                                       ---       ----          ------       --       ----       ------       --       ----    -----

  Total delinquent loans .............  17       $440          100.00%       1       $ 22       100.00%      97       $585   100.00%
                                       ===       ====          ======       ==       ====       ======       ==       ====   ======
                                                      Construction
                                                      ------------
                                              Number    Amount   Percent
                                              ------    ------   -------
Loans delinquent for:

 30-59 days............................        ---     $  ---      ---%
 60-89 days............................        ---        ---      ---
 90 days and over......................        ---        ---      ---
                                               ---        ---   ------

   Total delinquentloans...............        ---     $  ---      ---%
                                               ===     ======   ======

         There were no delinquent commercial business loans at June 30, 1996. The ratio of delinquent loans to total loans (net), was 1.04% at June 30, 1996.

         The table below sets forth the amounts and categories of non-performing assets in the Bank's loan portfolio at the dates indicated. Loans are placed on non-accrual status when the collection of principal and/or interest become doubtful or when the loan is in excess of 90 days delinquent. Foreclosed and repossessed assets include assets acquired in settlement of loans. See Notes 1 and 3 to Notes to Consolidated Financial Statements.

                                                               June 30
                                                      --------------------------
                                                      1996       1995       1994
                                                      ----       ----       ----
                                                        (Dollars in Thousands)
Non-accruing loans:
  One- to four-family ............................      --       $ 23      $  8
  Commercial and multi-family real estate ........      --         23       --
  Consumer .......................................       65        58        10
                                                       ----      ----      ----
         Total non-accruing loans ................       65       104        18
                                                       ----      ----      ----

Foreclosed and repossessed assets:
  One- to four-family ............................      --        --        --
  Commercial and multi-family real estate ........      --        --         80
  Consumer .......................................       27        24         4
                                                       ----      ----      ----
         Total foreclosed assets .................       27        24        84
                                                       ----      ----      ----

Troubled debt restructurings .....................      --        --         80

Total non-performing assets ......................     $ 92      $128      $102
                                                       ====      ====      ====
Total as a percentage of total assets ............      .06%      .09%      .08%
                                                       ====      ====      ====

         For the fiscal year ended June 30, 1996, gross interest income which would have been recorded had the non-accruing loans been current amounted to $7,500. The amount that was included in interest income on such loans was $5,000 for the fiscal year ended June 30, 1996.

         NON-PERFORMING ASSETS. Included in non-accruing loans at June 30, 1996 were 11 consumer loans totaling $65,000 secured by property including automobiles, manufactured homes and other collateral. Foreclosed and repossessed assets included automobiles totaling $27,000 at June 30, 1996.

         OTHER LOANS OF CONCERN. In addition to the non-performing loans and foreclosed and repossessed assets set forth in the preceding table, as of June 30, 1996 there was also an aggregate of $1.4 million in net book value of loans classified by the Bank with respect to the majority of which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. The principal components of loans of concern are 56 consumer loans aggregating $406,000, 28 one- to four-family loans aggregating $958,000 and 1 commercial real estate loan totalling $22,000.

         As of June 30, 1996, there were no other loans not included on the foregoing table or discussed above where known information about the possible credit problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

         CLASSIFIED ASSETS. Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered by the OTS to be of lesser quality as "substandard," "doubtful" or "loss." An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the savings association will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the savings association to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses, are designated "Special Mention" by management.

         When a savings association classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When a savings association classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. An association's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the association's District Director at the regional OTS office, who may order the establishment of additional general or specific loss allowances.

         In accordance with its classification of assets policy, the Bank regularly reviews the loans in its portfolio to determine whether any loans require classification. On the basis of management's review of its assets, at June 30, 1996, the Bank had classified a total of approximately $691,400 of its assets as substandard, $46,700 as doubtful, none as loss and $712,900 as special mention. At June 30, 1996, total classified assets, including special mention assets, comprised $1.5 million, or 12.5% of the Bank's capital, or .99% of the Bank's total assets.

         ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity. Such evaluation, which includes a review of loans for which full collectibility may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan allowance.

         Real estate properties acquired through foreclosure are recorded at fair value. If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance at the time of transfer. Valuations are periodically updated by management and if the value declines, a specific provision for losses on such property is established by a charge to operations.

         Although management believes that it uses the best information available to determine the allowances, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Bank's allowances will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. At June 30, 1996, the Bank had a total allowance for loan losses of $553,400 or .55% of total loans, net. See Notes 1 and 3 of the Notes to Consolidated Financial Statements in the Annual Report to Stockholders (the "Annual Report"), attached hereto as Exhibit 13.

         The following table sets forth an analysis of the Bank's allowance for loan losses.

                                                           Year Ended June 30
                                                        -----------------------
                                                         1996     1995     1994
                                                        -----------------------
                                                         (Dollars in Thousands)
Balance at beginning of period ......................    $484     $485     $477

Charge-offs:
 One- to four-family ................................      16        2       29
 Consumer ...........................................      64       45       46
                                                         ----     ----     ----
                                                           80       47       75
                                                         ----     ----     ----

Recoveries:
 Consumer ...........................................      10       12       59
 Commercial and multi-family real estate ............      44      --       --
                                                         ----     ----     ----
                                                           54       12       59

Net charge-offs .....................................      26       35       16
Additions charged to operations .....................      95       34       24
                                                         ----     ----     ----
Balance at end of period ............................    $553     $484     $485
                                                         ====     ====     ====

Ratio of net charge-offs during the period to
  average loans outstanding during the period .......     .03%     .04%     .02%
                                                         ====     ====     ====

         The distribution of the Bank's allowance for loan losses at the dates indicated is summarized as follows:

                                                                                  June 30,
                                                   -------------------------------------------------------------------------
                                                            1996                      1995                     1994
                                                   ------------------------     -------------------     --------------------
                                                                   Percent                  Percent                  Percent
                                                                  of Loans                 of Loans                 of Loans
                                                                  in Each                  in Each                  in Each
                                                                  Category                 Category                 Category
                                                                  to Total                 to Total                 to Total
                                                     Amount        Loans(1)     Amount     Loans(1)     Amount      Loans(1)
                                                     ------        --------     ------     --------     ------      --------
                                                                               (Dollars in Thousands)
One- to four-family .........................         $100          59.32%      $ 95         64.76%      $ 89        66.54%
Commercial and multi-family
   real estate ..............................           75           7.05         70          7.03         67         6.33
Construction ................................           20           2.61         15          1.51         25         3.66
Consumer ....................................          315          26.74        254         21.84        250        19.09
Commercial business .........................           35           4.28         35          4.86         33         4.38
Unallocated .................................            8           --           15           --          21           --
                                                      ----         ------       ----        ------       ----       ------
     Total ..................................          553         100.00%      $484        100.00%      $485       100.00%
                                                      ====         ======       ====        ======       ====       ======

(1) Excluding Loans Held for Sale.
- ---------------------------------

INVESTMENT ACTIVITIES

         First Federal must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Bank has generally maintained its liquid assets above the minimum requirements imposed by the OTS regulations and at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. As of June 30, 1996, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 6.9%. See "Regulation - Liquidity."

         Federally chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in commercial paper, investment grade corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly.

         Generally, the investment policy of the Bank is to invest funds among various categories of investments and maturities based upon the Bank's need for liquidity, to achieve the proper balance between its desire to minimize risk and maximize yield, to provide collateral for borrowings, and to fulfill the Bank's asset/ liability management policies.

         First Federal's investment and mortgage-backed securities portfolios are managed in accordance with a written investment policy adopted by the Board of Directors. Other than certificates of deposit and mortgage-backed securities, investments may be made by the President of First Federal only with the approval of the Investment Committee. At the present time, neither the Company nor the Bank has any investments that are held for trading purposes.

         Effective July 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). SFAS No. 115 requires that securities and mortgage-backed securities be classified as held to maturity, available for sale or trading purposes. Under SFAS No. 115, securities that the Company has the positive intent and ability to hold until maturity are classified as held to maturity and are reported at amortized cost. Securities classified as available for sale are those the Company may sell in response to liquidity needs, for asset/liability management purposes and other reasons and are reported at fair value. Unrealized gains and losses on securities available for sale are reported as a separate component of equity, net of tax. Trading securities are those which are purchased for sale in the near future and are reported at fair value. Unrealized gains and losses on trading securities are included in income. Transfers between categories are accounted for as sales and repurchases at fair value. For any sales or transfers of securities classified as held to maturity, the cost basis, the realized gain or loss, and the circumstances lending to the decision to sell are required to be disclosed. At the time of purchase of new securities, management of the Company makes a determination as to the appropriate classification of securities as available for sale or held to maturity. At June 30, 1996, the Company had no securities classified as held to maturity and $22.0 million classified as available for sale excluding mortgage-backed securities. No securities were held for trading purposes on such date.

         Securities. At June 30, 1996, the Company's cash and cash equivalents and interest-earning deposits in other financial institutions totaled $3.2 million, or 2.1% of its total assets, and investment securities (including a $2.4 million investment in the common stock of the FHLB of Indianapolis in order to satisfy the requirement for membership in such institution, a $4.0 million investment in Preferred FNMA Stock, and a $2.3 million investment in various mutual funds) totaled $24.4 million, or 16.2% of its total assets. It is the Company's general policy to purchase securities which are U.S. Government securities and federal agency obligations, state and local government obligations, commercial paper, short-term corporate debt securities and overnight federal funds. At June 30, 1996, the weighted average term to maturity or repricing of the investment securities portfolio, excluding the FHLB, FNMA stock and other equity securities available for sale, was 4.3 years.

         OTS regulations restrict investments in corporate debt and equity securities by the Bank. These restrictions include prohibitions against investments in the debt securities of any one issuer in excess of 15% of the Bank's unimpaired capital and unimpaired surplus as defined by federal regulations, which totaled $11.6 million as of June 30, 1996, plus an additional 10% if the investments are fully secured by readily marketable collateral. See "Regulation - Federal Regulation of Savings Associations" for a discussion of additional restrictions on the Bank's investment activities.

         The  following  table  sets  forth  the  composition  of the  Company's
securities  portfolio  excluding   mortgage-backed   securities,  at  the  dates
indicated.

                                                                                June 30,
                                                 ---------------------------------------------------------------------
                                                          1996                    1995                    1994
                                                ---------------------   ---------------------     --------------------
                                                 Carrying       % of      Carrying      % of      Carrying      % of
                                                  Value         Total       Value       Total       Value       Total
                                                  -----         -----       -----       -----       -----       -----
                                                                      (Dollars in Thousands)
Securities held to maturity:
 Federal agency obligations.................    $    ---         ---%     $ 1,500        8.41%    $ 2,000       11.28%
 Commercial notes and commercial
   paper....................................         ---         ---          654        3.67         959        5.41
 State and local government
   obligations..............................         ---         ---        8,859       49.67       9,495       53.55
                                                --------        ----      -------      ------      ------       -----
Total securities held to maturity...........         ---         ---       11,013       61.75      12,454       70.24
                                                --------     -------      -------      ------      ------       -----

Securities available for sale:

 Federal agency obligations.................       5,913       24.21          ---         ---         ---        ---
 Commercial notes and commercial
   paper....................................         565        2.32          ---         ---         ---         ---
 State and local government
   obligations..............................       8,332       34.11          ---         ---         ---         ---
Other equity securities.....................       7,216       29.54        4,481       25.13       3,976       22.43
                                                 -------       -----       ------      ------     -------       -----
     Total securities available
        for sale............................      22,026       90.18        4,481       25.13       3,976       22.43
                                                  ------       -----       ------      ------     -------       -----
FHLB stock..................................       2,398        9.82        2,340       13.12       1,300        7.33
                                                 -------      ------      -------      ------     -------       -----
     Total securities.......................     $24,424      100.00%     $17,834      100.00%    $17,730      100.00%
                                                 =======      ======      =======      ======     =======      ======

Weighted average remaining life
  or term to repricing, excluding
  FHLB stock and other equity
  securities available for sale.............         4.3 yrs.                 4.5 yrs.                5.1 yrs.

Other Interest-Earning Assets:
  Interest-earning deposits with
    banks...................................    $  2,289                 $13,421                  $ 1,644
                                                ========                 =======                  =======

         The composition and maturities of the securities portfolio, excluding FHLB of Indianapolis stock and other equity securities, are indicated in the following table.

                                                                      June 30, 1996
                                   ----------------------------------------------------------------------------------
                                   Less Than       1 to 5        5 to 10         Over                  Total
                                    1 Year          Years         Years        10 Years              Securities
                                    ------          -----         -----        --------       -----------------------
                                   Amortized      Amortized     Amortized      Amortized      Amortized        Market
                                      Cost           Cost          Cost           Cost          Cost           Value
                                      ----           ----          ----           ----          ----           -----
                                                                 (Dollars in Thousands)
Federal agency
 obligations.................       $   ---        $ 6,000      $    ---       $    ---       $  6,000      $  5,913
Commercial notes and
  commercial paper...........           317            242           ---            ---            559           565
State and local
 government obligations......         1,290          3,780         2,803            350          8,223         8,332
                                    -------        -------         -----        -------        -------       -------

Total debt securities........        $1,607        $10,022        $2,803         $  350        $14,782       $14,810
                                     ======        =======        ======         ======        =======       =======

Weighted average yield(1)....          4.29%          6.15%         4.92%          7.12%         5.74%
                                      =====          =====         =====          =====         =====
- -----------------------

(1) Yields reflected have not been computed on a tax equivalent basis.


         Except for obligations of state and local governments, the Company's securities portfolio at June 30, 1996 contained neither tax-exempt securities nor securities of any issuer with an aggregate book value in excess of 10% of the Company's shareholders' equity, excluding those issued by the United States Government, or its agencies.

         MORTGAGE-BACKED SECURITIES. The Company's investment in mortgage-backed securities can serve as collateral for borrowings and, through repayments, as a source of liquidity. In addition, management has in the past purchased mortgage-backed securities in order to supplement loan originations. For information regarding the carrying and market values of the Company's mortgage-backed securities portfolio, see Note 2 of the Notes to Consolidated Financial Statements in the Annual Report attached hereto as Exhibit 13. Under the Bank's risk-based capital requirement, mortgage-backed securities have a risk weight of 20% (or 0% in the case of GNMA securities) in contrast to the 50% risk weight carried by residential loans. See "Regulation."

         Generally accepted accounting principles require an adjustment to the principal balance of securities to the lower of cost or fair value to reflect other than temporary declines in fair value. As a result, during fiscal 1995, the Company incurred a $319,000 unrealized loss related to a decline in fair value of a mortgage-backed security collateralized by loans secured by multi-family real estate located in Southern California. The carrying value of this security at June 30, 1995 after recording of the unrealized loss was $319,000. This unrealized loss on mortgage-backed securities held to maturity had the effect of reducing earnings, net of tax, by approximately $193,000. No prediction can be made as to whether additional losses will be incurred as a result of this investment. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report.

         The following table sets forth the amortized cost of the Company's mortgage-backed securities at the dates indicated.

                                                               June 30,
                                                   -----------------------------
                                                     1996       1995       1994
                                                   -------    -------    -------
                                                            (In thousands)
Federal National Mortgage Association .........    $   580    $   657    $   712
Government National Mortgage Association ......     16,988     17,330     17,594
Federal Home Loan Mortgage Corporation ........        226        276        336
Other Mortgage-backed Securities(1) ...........        938      1,226      1,781
                                                   -------    -------    -------
    Total .....................................    $18,732    $19,489    $20,423
                                                   =======    =======    =======
- -------------------------

(1) The June 30, 1995 principal balance and amortized cost of other mortgage-backed securities included an adjustment of $318,900 to reflect an other than temporary decline in the fair value a security collateralized by multi-family mortgage obligations with underlying collateral primarily located in Southern California. The decline in the fair value of the security was due to increased loan delinquencies, a decline in the cash reserve fund and losses incurred on foreclosed real estate which resulted in downgrades in the security's rating by various independent rating agencies. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report.

         The following table sets forth the contractual maturities of the Company's mortgage-backed securities based on amortized cost at June 30, 1996. Not considered in the preparation of the table below is the effect of prepayments, periodic principal repayments and the adjustable-rate nature of these instruments.


                                                                                       June 30,
                                            Due in                                       1996
                                           5 Years    5 to 10   10 to 20   Over 20      Balance
                                           or Less     Years      Years     Years     Outstanding
                                           -------     -----      -----     -----     -----------
                                                              (In Thousands)
Federal National Mortgage Association ..   $  --      $  --      $  --      $   580    $   580
Government National Mortgage Association         1         69         69     16,849     16,988
Federal Home Loan Mortgage Corporation .      --           46         71        109        226
Other Mortgage-Backed Securities .......      --         --         --          938        938
                                           -------    -------    -------    -------    -------
     Total .............................   $     1    $   115    $   140    $18,476    $18,732
                                           =======    =======    =======    =======    =======
Weighted average yield .................      9.53%      9.28%      9.35%      7.11%      7.14%
                                           =======    =======    =======    =======    =======

SOURCES OF FUNDS

         GENERAL. The Bank's primary sources of funds are deposits, borrowings, amortization and prepayment of loan principal (including interest earned on mortgage-backed securities), sales of whole loans and loan participations, interest earned on or sales and maturation of investment securities and short-term investments, and funds provided from operations.

         Borrowings, including FHLB advances and reverse repurchase agreements, may be used at times to compensate for seasonal reductions in deposits or deposit inflows at less than projected levels, and may be used on a longer term basis to support expanded lending activities.

         DEPOSITS. First Federal offers a variety of deposit accounts having a wide range of interest rates and terms. The Bank's deposits consist of passbook savings accounts, money market savings accounts, NOW, money market checking and regular checking accounts, and certificate accounts ranging in terms from 91 days to 60 months. The Bank only solicits deposits from its market area and does not use brokers to obtain deposits. The Bank relies primarily on competitive pricing policies, advertising and customer service to attract and retain these deposits.

         The flow of deposits is influenced  significantly  by general  economic
conditions,   changes  in  money  market  and  prevailing  interest  rates,  and competition.

         The variety of deposit accounts offered by the Bank has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. The Bank has become more susceptible to short-term fluctuations in deposit flows, as customers have become more interest rate conscious. The Bank endeavors to manage the pricing of its deposits in keeping with its asset/liability management and profitability objectives. Based on its experience, the Bank believes that its passbook savings, money market savings accounts, NOW, money market checking and regular checking accounts are relatively stable sources of deposits. However, the ability of the Bank to attract and maintain certificates of deposit and its passbook accounts and the rates paid on these deposits has been and will continue to be significantly affected by market conditions.

         The following table sets forth the savings flows at the Bank during the periods indicated.


                                                    Year Ended June 30,
                                        ---------------------------------------
                                          1996            1995            1993
                                        -------         -------         -------
                                                   (Dollars in Thousands)
Opening balance ................        $85,930         $82,041         $75,211
Net deposits ...................          3,191             486           4,081
Interest credited ..............          3,369           3,403           2,749
                                        -------         -------         -------

Ending balance .................        $92,490         $85,930         $82,041
                                        =======         =======         =======

Net increase ...................        $ 6,560         $ 3,889         $ 6,830
                                        =======         =======         =======

Percent increase ...............           7.63%           4.74%           9.08%
                                        =======         =======         =======

         The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Bank at the dates indicated.

                                                                           June 30,
                                            ----------------------------------------------------------------------
                                                   1996                     1995                     1994
                                            ------------------      ----------------------    --------------------
                                                       Percent                    Percent                 Percent
                                            Amount    of Total      Amount        of Total    Amount      of Total
                                            ------    --------      ------        --------    ------      --------
                                                                    (Dollars in Thousands)
Interest Rate Range:

Passbook Accounts....................      $41,689     45.07%       $41,345         48.11%    $52,878       64.45%
Demand accounts(1)...................        3,264      3.53          2,279          2.65       1,763        2.15
Money Market Accounts................          258       .28            304           .36         561         .68
NOW Accounts.........................        3,922      4.24          3,677          4.28       3,632        4.43
                                           -------     -----        -------        ------     -------      ------

Total Non-Certificates...............       49,133     53.12         47,605         55.40      58,834       71.71
                                           -------     ------       -------        ------     -------      ------

 Certificates:
 0.00 -  3.99%.......................          ---       ---            197           .23       3,743        4.56
 4.00 -  5.99%.......................       26,624     28.79         19,378         22.55      11,937       14.55
 6.00 -  7.99%.......................       16,506     17.85         17,127         19.93       3,798        4.63
 8.00 -  9.99%.......................          227       .24          1,623          1.89       3,729        4.55
                                         ---------      ----        -------        ------     -------      ------
Total Certificates...................       43,357     46.88         38,325         44.60      23,207       28.29
                                          --------     ------       -------        ------     -------      ------
Total Deposits.......................      $92,490    100.00%       $85,930        100.00%    $82,041      100.00%
                                           =======    ======        =======        ======     =======      ======

(1) Non-interest-bearing accounts.

         The following table shows rate and maturity information for the Bank's certificates of deposit as of June 30, 1996.

                                                0.00-        4.00-         6.00-       8.00-                   Percent
                                                3.99%        5.99%         7.99%       9.99%       Total      of Total
                                                -----        ------        -----       -----       -----      --------
                                                                     (Dollars in Thousands)

Certificate accounts maturing in quarter
ending:
September 30, 1996.........................   $    ---       $ 6,227      $1,635    $   ---      $ 7,862           18.13%
December 31, 1996..........................        ---         4,181       1,177        ---        5,358           12.36
March 31, 1997.............................        ---         3,797       1,942        ---        5,739           13.24
June 30, 1997..............................        ---         1,607         804         10        2,421            5.58
September 30, 1997.........................        ---         2,578         754        ---        3,332            7.69
December 31, 1997..........................        ---         2,064         449        ---        2,513            5.80
March 31, 1998.............................        ---           624         768        ---        1,392            3.21
June 30, 1998..............................        ---         1,048         523        ---        1,571            3.62
September 30, 1998.........................        ---           981         325        ---        1,306            3.01
December 31, 1998..........................        ---           571         731        ---        1,302            3.00
March 31, 1999.............................        ---         1,143         171        217        1,531            3.53
June 30, 1999..............................        ---           189       1,251        ---        1,440            3.32
September 30, 1999.........................        ---           ---       1,112        ---        1,112            2.57
Thereafter.................................        ---         1,614       4,864        ---        6,478           14.94
                                               -------       -------     -------     ------      -------          ------
     Total.................................    $   ---       $26,624     $16,506     $  227      $43,357          100.00%
                                               =======       =======     =======     ======      =======          ======

Percent of total...........................        ---%        61.41%      38.07%       .52%

         The following table indicates the amount of the Bank's certificates of deposit and other deposits by time remaining until maturity as of June 30, 1996.

                                                                         Maturity
                                                    ---------------------------------------------------
                                                                    Over          Over
                                                    3 Months       3 to 6        6 to 12        Over
                                                     or Less       Months        Months       12 months        Total
                                                     -------       ------        ------       ---------        -----
                                                                          (In Thousands)
Certificates of deposit less
 than $100,000................................       $  6,300      $ 4,447       $ 7,145        $19,213      $37,105

Certificates of deposit of
 $100,000 or more.............................          1,362          911         1,015          2,664        5,952

Public funds(1)...............................            200          ---           ---            100          300
                                                     --------     --------       -------       --------      -------

Total certificates of deposit.................        $ 7,862      $ 5,358       $ 8,160        $21,977      $43,357
                                                      =======      =======       =======        =======      =======
- --------------------
(1)Deposits from governmental and other public entities.

         Generally, the Bank does not pay interest rates on its jumbo certificates of deposit (certificates of deposit with balances of $100,000 or more) in excess of the interest rates paid on certificates of deposit with balances of less than $100,000.

         BORROWINGS. Although deposits are the Bank's primary source of funds, the Bank's policy has been to utilize borrowings when they are a less costly source of funds, can be invested at a positive interest rate spread or when the Bank desires additional capacity to fund loan demand.

         First Federal's borrowings historically have consisted of advances from the FHLB of Indianapolis upon the security of a blanket collateral agreement of a percentage of unencumbered loans. Such advances can be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At June 30, 1996, the Bank had $41.8 million in FHLB advances, and a $1.0 million overdraft line of credit was available from the FHLB.

         From time to time, First Federal has entered into repurchase agreements through a nationally recognized broker-dealer firm. These agreements are accounted for as borrowings by the Bank and are secured by certain of the Bank's securities. The broker-dealer takes possession of the securities during the period that the repurchase agreement is outstanding. The terms of the agreements have typically ranged from 30 days to a maximum of six months. The proceeds of these transactions are used to meet cash flow needs of the Bank. At June 30, 1996, the Bank had no repurchase agreements outstanding.

         The following table sets forth the maximum month-end balance and average balance of FHLB advances and line of credit from the FHLB and securities sold under agreements to repurchase at the dates indicated.

                                                        Year Ended June 30,
                                                  -----------------------------
                                                    1996       1995       1994
                                                    ----       ----       ----
                                                       (Dollars in Thousands)
Maximum Balance:
- ----------------
FHLB advances and line of credit ..............   $45,800    $45,300    $25,490
Securities sold under agreements to repurchase       --         --          250

Average Balance:
- ----------------
FHLB advances and line of credit ..............    39,296     29,944    $ 6,640
Securities sold under agreements to repurchase       --         --           31

Average Rate Paid On:
- ---------------------
FHLB advances and line of credit ..............      6.18%      6.17%      4.46%
Securities sold under agreements to repurchase       --         --         6.45

         The following table sets forth the Bank's borrowings at the dates indicated.

                                               Year Ended June 30,
                                      ------------------------------------
                                        1996          1995           1994
                                        ----          ----           ----
                                             (Dollars in Thousands)
FHLB advances and line of credit      $41,800       $45,300        $25,490

SUBSIDIARY ACTIVITIES

         As a federally chartered savings association, First Federal is permitted by OTS regulations to invest up to 2% of its assets, or $3.0 million at June 30, 1996, in the stock of, or loans to, service corporation subsidiaries. First Federal may invest an additional 1% of its assets in service corporations where such additional funds are used for inner city or community development purposes. In addition to investments in service corporations, federal associations are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities which a federal association may engage in directly.
First Federal had no subsidiaries at June 30, 1996.

REGULATION

         GENERAL. First Federal is a federally chartered savings bank, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. Accordingly, First Federal is subject to broad federal regulation and oversight extending to all its operations. The Bank is a member of the FHLB of Indianapolis and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). As the savings and loan holding company of First Federal, the Company also is subject to federal regulation and oversight. The purpose of the regulation of the Holding Company and other holding companies is to protect subsidiary savings associations. The Bank is a member of the Savings Association Insurance Fund ("SAIF"), which together with the Bank Insurance Fund (the "BIF") are the two deposit insurance funds administered by the FDIC, and the deposits of the Bank are insured by the FDIC. As a result, the FDIC has certain regulatory and examination authority over the Bank.

         Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.

         FEDERAL REGULATION OF SAVINGS ASSOCIATIONS. The OTS has extensive authority over the operations of savings associations. As part of this authority, First Federal is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. When these examinations are conducted by the OTS and the FDIC, the examiners may require the Bank to provide for higher general or specific loan loss reserves. Financial institutions in various regions of the United States have been called upon by examiners to write down assets and to establish increased levels of reserves, primarily as a result of perceived weaknesses in real estate values and a more restrictive regulatory climate. The last regular OTS examination of the Bank was as of July 1996. The last FDIC examination was as of May 1990.

         All savings associations are subject to a semi-annual assessment, based upon the association's total assets, to fund the operations of the OTS. The Bank's OTS assessment for the fiscal year ended June 30, 1996 was approximately $40,000.

         The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including First Federal and the Company. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. Except under certain circumstances, public disclosure of final enforcement actions by the OTS is required.

         In addition, the investment, lending and branching authority of the Bank is prescribed by federal laws, and it is prohibited from engaging in any activities not permitted by such laws. For instance, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal associations in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the OTS. Federal savings associations are also generally authorized to branch nationwide. At June 30, 1996, First Federal was in compliance with each of the noted restrictions.

         The Bank's general permissible lending limit for loans-to-one borrower is the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At June 30, 1996, the Bank's lending limit under this restriction was approximately $1.7 million. First Federal is in compliance with the loans-to-one borrower limitation.

         The OTS, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution which fails to comply with these standards must submit a compliance plan. A failure to submit a plan or to comply with an approved plan will subject the institution to further enforcement action.

         INSURANCE OF ACCOUNTS AND REGULATION BY THE FDIC. First Federal is a member of the SAIF, which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the SAIF of the BIF. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices, or is in an unsafe or unsound condition.

         The FDIC's deposit insurance premiums are assessed through a risk-based system, under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period. For the first six months of 1995, the assessment schedule for BIF and SAIF members ranged from .23% to .31% of deposits. As of June 30, 1996, the Bank met the requirements of a well-capitalized institution.

         The FDIC is authorized to increase assessment rates, on a semiannual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. The FDIC also may impose special assessments on SAIF members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC.

         As is the case with the SAIF, the FDIC is authorized to adjust the insurance premium rates for banks that are insured by the BIF of the FDIC in order to maintain the reserve ratio of the BIF at 1.25% of BIF insured deposits. As a result of the BIF reaching its statutory reserve ratio, effective in January 1996, the FDIC revised the premium schedule for BIF insured institutions to provide a range of 0% to .27% of deposits with a minimum annual assessment of $2,000. As a result, BIF members generally pay lower premiums.

         The SAIF is not expected to attain the designated reserve ratio until the year 2002 due to the shrinking deposit base for SAIF assessments and the requirement that SAIF premiums be used to make the interest payments on bonds issued by the Financing Corporation ("FICO") in order to finance the costs of resolving thrift failures in the 1980s. As a result, SAIF members generally will be subject to higher deposit insurance premiums than BIF members until, all things being equal, the SAIF attains the required reserve ratio.

         The effect of this disparity on the Bank and other SAIF members is uncertain at this time. It may have the effect of permitting BIF members to offer loan and deposit products on more attractive terms than SAIF members due to the cost savings achieved through lower deposit premiums, thereby placing SAIF members at a competitive disadvantage. In order to eliminate this disparity a number of proposals to recapitalize the SAIF have been recently considered by the United States Congress. The plan under current consideration provides for a one-time assessment, anticipated to be approximately .70%, to be imposed on all deposits assessed at the SAIF rates as of March 31, 1995, including those held by commercial banks. The BIF and SAIF would be merged into one fund as soon as practicable, but no later than January 1, 1998. There can be no assurance that any particular proposal will be implemented or that premiums for either BIF or SAIF members will not be adjusted in the future by the FDIC or by legislative action. Accordingly, this special assessment would significantly increase non-interest expense and adversely effect the Company's results of operations. Conversely, depending upon the Bank's capital level and supervisory rating, and assuming the insurance premium levels for BIF and SAIF members are again equalized, future deposit insurance premiums are expected to decrease significantly, to as low as 0.4% from the .23% of deposits currently paid by the Bank, which would reduce non-interest expense for future periods. If the proposed assessment of .70% was effected based on deposits as of March 31, 1995 (as proposed), the Bank's special assessment would amount to approximately $593,000 before taxes.

         REGULATORY CAPITAL REQUIREMENTS. Federally insured savings associations, such as the Bank, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis.

         The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with this requirement. At June 30, 1996, First Federal did not have any unamortized purchased mortgage servicing rights or other intangible assets.

         The OTS regulations establish special capitalization requirements for savings associations that own subsidiaries. As of June 30, 1996, the Bank had no subsidiaries.

         At June 30, 1996, the Bank had tangible capital of $11.8 million, or 8.0% of adjusted total assets, which is approximately $9.6 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

         The capital standards also require core capital equal to at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At June 30, 1996, the Bank had no intangible assets which were subject to these tests.

         At June 30, 1996, the Bank had core capital equal to $11.8 million, or 8.0% of adjusted total assets, which is $7.4 million above the minimum leverage ratio requirement of 3% as in effect on that date.

         The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At June 30, 1996, First Federal had no capital instruments that qualify as supplementary capital and $553,000 of general loss reserves, which was less than 1.25% of risk-weighted assets.

         Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. First Federal had no such exclusions from capital and assets at June 30, 1996.

         In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100% based on the risk inherent in the type of asset. For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan to value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the FNMA or the FHLMC.

         The OTS has adopted a final rule that requires every savings association with more than normal interest rate risk exposure to deduct from its total capital, for purposes of determining compliance with such requirement, an amount equal to 50% of its interest-rate risk exposure multiplied by the present value of its assets. This exposure is a measure of the potential decline in the net portfolio value of a savings association, greater than 2% of the present value of its assets, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline). Net portfolio value is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The rule provides for a two-quarter lag between calculating interest rate risk and recognizing any deduction from capital. The rule will not become effective until the OTS evaluates the process by which savings associations may appeal an interest rate risk deduction determination. It is uncertain as to when this evaluation will be completed. Any savings association with less than $300 million in assets and a total capital ratio in excess of 12% is exempt from this requirement unless the OTS determines otherwise. Based on its asset size and total capital ratio at June 30, 1996, the Bank anticipates that it will be exempt from this rule.

         On June 30, 1996, the Bank had total capital of $12.3 million (including $11.8 million in core capital and $553,000 in qualifying supplementary capital) and risk-weighted assets of $81.1 million (including, converted off-balance sheet assets); or total capital of 15.2% of risk-weighted assets. This amount was $5.8 million above the 8.0% requirement in effect on that date.

         The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against savings associations that fail to meet their capital requirements. The OTS is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be an association with less than either a 4% core capital ratio, a 4% Tier 1 risk-based capital ratio or an 8% risk-based capital ratio). Any such association must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions, discussed below, that are applicable to significantly undercapitalized associations.

          As a condition to the approval of the capital restoration plan, any company controlling an undercapitalized association must agree that it will enter into a limited capital maintenance guarantee with respect to the institution's achievement of its capital requirements.

         Any savings association that fails to comply with its capital plan or is "significantly undercapitalized" (i.e., Tier 1 risk-based or core capital ratios of less than 3% or a risk-based capital ratio of less than 6%) must be made subject to one or more additional actions and operating restrictions which may cover all aspects of its operations and include a forced merger or acquisition of the association; and any other action the OTS deems appropriate.

         An association that becomes "critically undercapitalized" (i.e., a tangible capital ratio of 2% or less) is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized associations. In addition, the OTS must appoint a receiver (or conservator with the concurrence of the FDIC) for a savings association, with certain limited exceptions, within 90 days after it becomes critically undercapitalized.

         Any undercapitalized association is also subject to the general enforcement authority of the OTS and the FDIC, including the appointment of a receiver or conservator. The OTS also is authorized generally to reclassify an association into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

         The imposition by the OTS or the FDIC of any of these measures on the Bank may have a substantial adverse effect on the Bank's operations and profitability. Company shareholders do not have preemptive rights, and therefore, if the Company is directed by the OTS or the FDIC to issue additional shares of common stock, such issuance may result in the dilution in the percentage of ownership of the Company shareholders.

         LIMITATIONS ON DIVIDENDS AND OTHER CAPITAL DISTRIBUTIONS. OTS regulations impose various restrictions or requirements on savings associations with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account.. OTS regulations also prohibit an association from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the regulatory capital of the institution would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion.

         Generally, savings associations, such as the Bank, that before and after the proposed distribution meet their capital requirements, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus 50% of the amount by which the lesser of the association's tangible, core or risk-based capital exceeds its capital requirement for such capital component, as measured at the beginning of the calendar year, or 75% of its net income for the most recent four quarter period. However, an association deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted by the OTS. The Bank may pay dividends in accordance with this general authority.

         Savings associations proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution. Savings associations that do not, or would not meet their current minimum capital requirements following a proposed capital distribution, however, must obtain OTS approval prior to making such distribution. The OTS may object to the distribution during that 30- day period notice based on safety and soundness concerns.

         The OTS has proposed regulations that would revise the current capital distribution restrictions. Under the proposal a savings association that is a subsidiary of a holding company may make a capital distribution with notice to the OTS provided that it has a CAMEL 1 or 2 rating, is not of supervisory concern and would remain adequately capitalized (as defined in the OTS prompt corrective action regulations) following the proposed distribution. Savings associations that would remain adequately capitalized following the proposed distribution but do not meet the other noted requirements must notify the OTS 30 days prior to declaring a capital distribution. The OTS stated it will generally regard as permissible that amount of capital distributions that do not exceed 50% of the institution's excess regulatory capital plus net income to date during the calendar year. A savings association may not make a capital distribution without prior approval of the OTS and the FDIC if it is undercapitalized before, or as a result of, such a distribution. As under the current rule, the OTS may object to a capital distribution if it would constitute an unsafe or unsound practice. No assurance may be given as to whether or in what form the regulations may be adopted.

         LIQUIDITY. All savings associations, including First Federal, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. For a discussion of what the Bank includes in liquid assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in the Annual Report attached as Exhibit 13. This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 5%.

         In addition, short-term liquid assets (e.g., cash, certain time deposits, certain bankers acceptances and short-term United States Treasury obligations) currently must constitute at least 1% of the association's average daily balance of net withdrawable deposit accounts and current borrowings. Penalties may be imposed upon associations for violations of either liquid asset ratio requirement. At June 30, 1996, the Bank was in compliance with both requirements, with an overall liquid asset ratio of 6.9% and a short-term liquid assets ratio of 1.6%.

         ACCOUNTING. An OTS policy statement applicable to all savings associations clarifies and re-emphasizes that the investment activities of a savings association must be in compliance with approved and documented investment policies and strategies, and must be accounted for in accordance with GAAP. Under the policy statement, management must support its classification of and accounting for loans and securities (i.e., whether held for investment, sale or trading) with appropriate documentation. The Bank is in compliance with these amended rules.

         OTS accounting regulations, which may be made more stringent than GAAP by the OTS, require that transactions be reported in a manner that best reflects their underlying economic substance and inherent risk and that financial reports must incorporate any other accounting regulations or orders prescribed by the OTS.

         QUALIFIED THRIFT LENDER TEST. All savings associations, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. At June 30, 1996, the Bank met the test and has always met the test since its effectiveness.

         The test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average in nine out of every 12 months on a rolling basis. Such assets primarily consist of residential housing, related loans and investments.

         Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the BIF. If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See "- Holding Company Regulation."

         COMMUNITY REINVESTMENT ACT. Under the Community Reinvestment Act ("CRA"), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with the examination of the Bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the Bank. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS.

         The federal banking agencies, including the OTS, have recently revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, the Bank may be required to devote additional funds for investment and lending in its local community. The Bank was examined for CRA compliance in June 1996 and received a rating of satisfactory.

         TRANSACTIONS WITH AFFILIATES. Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the association's capital. Affiliates of First Federal include the Company and any company which is under common control with the Bank. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. The OTS has the discretion to treat subsidiaries of savings associations as affiliates on a case by case basis.

         Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the OTS. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must be made on substantially the same terms and conditions as loans to unaffiliated persons. At June 30, 1996, the Bank was in compliance with the above restrictions.

         HOLDING COMPANY REGULATION. The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is registered and files reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

         As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions. If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than the Bank or any other SAIF-insured savings association) would become subject to such restrictions unless such other associations each qualify as a QTL and were acquired in a supervisory acquisition.

         If the Bank fails the QTL test, the Company must obtain the approval of the OTS prior to continuing after such failure, directly or through its other subsidiaries, any business activity other than those approved for multiple savings and loan holding companies or their subsidiaries. In addition, within one year of such failure the Company must register as, and will become subject to, the restrictions applicable to bank holding companies. The activities authorized for a bank holding company are more limited than are the activities authorized for a unitary or multiple savings and loan holding company. See "Qualified Thrift Lender Test."

         The Company must obtain approval from the OTS before acquiring control of any other SAIF-insured association. Such acquisitions are generally prohibited if they result in a multiple savings and loan holding company controlling savings associations in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings association.

         FEDERAL SECURITIES LAW. The stock of the Company is registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

         Company stock held by persons who are affiliates (generally officers, directors and principal stockholders) of the Company may not be resold without registration or unless sold in accordance with certain resale restrictions. If the Company meets specified current public information requirements, each affiliate of the Company is able to sell in the public market, without registration, a limited number of shares in any three-month period.

         FEDERAL RESERVE SYSTEM. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At June 30, 1996, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "- Liquidity."

         Savings associations are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

         FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB of Indianapolis, which is one of 12 regional FHLBs, that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

         As a member, First Federal is required to purchase and maintain stock in the FHLB of Indianapolis. At June 30, 1996, First Federal had $2.4 million in FHLB stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB stock. Over the past five fiscal years such dividends have averaged 8.7% and were 7.9% for the fiscal year ended June 30, 1996.

         Under federal law, the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to low- and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of the Bank's FHLB stock may result in a corresponding reduction in First Federal's capital.

         For the year ended June 30, 1996, dividends paid by the FHLB of Indianapolis to First Federal totaled $188,000 which constitutes a $76,000 increase over the amount of dividends received in fiscal year 1995. The $188,000 dividend received for the fiscal year ended June 30, 1996 reflects an annualized rate of 7.9%.

         FEDERAL AND STATE TAXATION. Savings associations such as the Bank that met certain definitional tests relating to the composition of assets and other conditions prescribed by the Internal Revenue Code of 1986, as amended (the "Code"), were permitted to establish reserves for bad debts and to make annual additions thereto which could, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes for taxable years beginning prior to January 1, 1996. The amount of the bad debt reserve deduction for "non-qualifying loans" was computed under the experience method. The amount of the bad debt reserve deduction for "qualifying real property loans" (generally loans secured by improved real estate) could be computed under either the experience method or the percentage of taxable income method (based on an annual election).

         Under the experience method, the bad debt reserve deduction was an amount determined under a formula based generally upon the bad debts actually sustained by the savings association over a period of years.

         The percentage of specially computed taxable income that was used to compute a savings association's bad debt reserve deduction under the percentage of taxable income method (the "percentage bad debt deduction") was 8%. The percentage bad debt deduction thus computed was reduced by the amount permitted as a deduction for non-qualifying loans under the experience method. The availability of the percentage of taxable income method permitted qualifying savings associations to be taxed at a lower effective federal income tax rate than that applicable to corporations generally (approximately 31.3% assuming the maximum percentage bad debt deduction).

         If an association's specified assets (generally, loans secured by residential real estate or deposits, educational loans, cash and certain government obligations) constitute less than 60% of its total assets, the association could not deduct any addition to a bad debt reserve and was generally required to include existing reserves in income over a four-year period.

         Under the percentage of taxable income method, the percentage bad debt deduction could not exceed the amount necessary to increase the balance in the reserve for "qualifying real property loans" to an amount equal to 6% of such loans outstanding at the end of the taxable year or the greater of (i) the amount deductible under the experience method or (ii) the amount which when added to the bad debt deduction for "non-qualifying loans" equalled the amount by which 12% of the amount comprising savings accounts at year end exceeded the sum of surplus, undivided profits and reserves at the beginning of the year. At June 30, 1996, the 6% and 12% limitations did not restrict the percentage bad debt deduction available to the Bank.

         In August 1996, legislation was enacted that repeals the reserve method of accounting (including the percentage of taxable income method) used by many thrifts, including the Bank, to calculate their bad debt reserve for federal income tax purposes. As a result, thrifts such as the Bank must recapture that portion of the reserve that exceeds the amount that could have been taken under the specific charge-off method for post-1987 tax years. The legislation also requires thrifts to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995. The recapture will occur over a six-year period, the commencement of which will be delayed until the first taxable year beginning after December 31, 1997, provided the institution meets certain residential lending requirements. The management of the Company does not believe that the legislation will have a material impact on the Company or the Bank.

         In addition to the regular income tax, corporations, including savings associations such as the Bank, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income. For taxable years beginning after 1986 and before 1996, corporations, including savings associations such as the Bank, are also subject to an environmental tax equal to 0.12% of the excess of alternative minimum taxable income for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2.0 million.

         To the extent earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the savings association's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of June 30, 1996, the Bank's Excess for tax purposes totaled approximately $1.9 million.

         The Company and its subsidiaries file consolidated federal income tax returns on a fiscal year basis using the accrual method of accounting. Savings associations, such as the Bank, that file federal income tax returns as part of a consolidated group are required by applicable Treasury regulations to reduce their taxable income for purposes of computing the percentage bad debt deduction for losses attributable to activities of the non-savings association members of the consolidated group that are functionally related to the activities of the savings association member.

         The Company and its subsidiaries have not been audited by the IRS within the last ten years.

         INDIANA TAXATION. The State of Indiana imposes an 8.5% franchise tax on the net income of financial (including thrift) institutions, exempting them from the current gross income, supplemental net income and intangible taxes. Net income for franchise tax purposes will constitute federal taxable income before net operating loss deductions and special deductions, adjusted for certain items, including Indiana income taxes, tax exempt interest and bad debts. Other applicable Indiana taxes include sales, use and property taxes.

         DELAWARE TAXATION. As a Delaware holding company, the Holding Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual fee to the State of Delaware. The Company is also subject to an annual franchise tax imposed by the State of Delaware which is generally based upon authorized shares.

Competition

         First Federal faces strong competition, both in originating real estate and other loans and in attracting deposits. Competition in originating real estate loans comes primarily from other commercial banks, savings associations, credit unions and mortgage bankers making loans secured by real estate located in the Bank's market area. Commercial banks and finance companies provide vigorous competition in consumer lending. The Bank competes for real estate and other loans principally on the basis of the quality of services it provides to borrowers, interest rates and loan fees it charges, and the types of loans it originates.

         The Bank attracts all of its deposits through its retail banking offices, primarily from the communities in which those retail banking offices are located; therefore, competition for those deposits is principally from other commercial banks, savings associations and credit unions located in the same communities. The Bank competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours, and convenient branch locations with interbranch deposit and withdrawal privileges at each.

         The Bank serves Wabash, Kosciukso, Grant, Miami, Huntington, Whitley and Elkhart Counties in Indiana. The Bank's primary concentration is the Counties of Wabash and Kosciukso, Indiana. There are four commercial banks and one credit union which compete for deposits and loans in Wabash County. In Kosciukso County, there are six commercial banks, one credit union and one savings bank competing for market share.

EMPLOYEES

         At June 30, 1996, the Company and its affiliates had a total of 39 employees, including 9 part-time employees. The Company's employees are not represented by any collective bargaining group.
Management considers its employee relations to be good.

EXECUTIVE OFFICERS OF THE COMPANY AND THE BANK WHO ARE NOT DIRECTORS

         The following information as to the business experience during the past five years is supplied with respect to executive officers of the Company and the Bank who do not serve on the Bank's Board of Directors. There are no arrangements or understandings between the persons named and any other person pursuant to which such officers were selected.

         JOYCE K. SANDERS, AGE 53, is Vice President and Office Manager of the Wabash office, a position she has held since 1984. Ms. Sanders is responsible for oversight of day to day operations at the Wabash office and is involved in operations and loan policy decisions. Ms. Sanders has been employed by First Federal for 29 years. Ms. Sanders joined First Federal in 1967 and has held a variety of positions including Secretary from 1978 to 1987. In addition to her duties as a Vice President and Office Manager, Ms. Sanders has responsibility for First Federal's personnel records, employee benefit programs and computer system.

         CHARLES E. REDMAN, AGE 36, is Treasurer and Chief Financial Officer of First Federal and the Company, positions he has held since 1990 and 1992, respectively. Mr. Redman joined First Federal as Controller in 1989 and was promoted to Treasurer and Chief Financial Officer in 1990. Mr. Redman is responsible for the supervision of the Bank's accounting department. Mr. Redman also serves as the Bank's Compliance Officer, a position he has held since 1990. Prior to joining First Federal, Mr. Redman was employed by Pioneer Savings and Loan Association located in Plymouth, Indiana from 1986 to 1989 in a variety of positions including Controller from 1987 to 1988 and Treasurer and Chief Financial Officer from 1988 to 1989. Mr. Redman is a Certified Public Accountant.

ITEM 2. DESCRIPTION OF PROPERTY
        -----------------------

         The Bank conducts its business at its main office and two other locations in its primary market area. The Bank owns all of its offices. The total net book value of the Bank's premises and equipment (including land, buildings and furniture, fixtures and equipment) at June 30, 1996 was $1.7 million. See Note 5 of Notes to Consolidated Financial Statements in the Annual Report attached as Exhibit 13. The following table sets forth information relating to each of the Bank's offices as of June 30, 1996.

                                                   Total
                                                 Approximate
                                     Date          Square        Net Book Value
  Location                         Acquired       Footage       at June 30, 1996
  --------                         --------       -------       ----------------
                                                                 (In Thousands)
Main Office:
1205 N. Cass Street                  1982        10,185(1)        $1,110,000
Wabash, Indiana


500 S. Huntington                    1977         2,400(2)           508,000
Syracuse, Indiana(2)

1306 Street Road 114 West N.         1968         1,325               73,000
Manchester, Indiana
- -----------------------

(1)  The Bank leases space in this office to its affiliate, FirstFed Financial.
(2)  A new branch at this site was completed in September 1995.

         The Bank maintains an on-line data base of depositor and borrower customer information. The net book value of the data processing and computer equipment utilized by the Bank at June 30, 1996 was $75,000.

ITEM 3. LEGAL PROCEEDINGS
        -----------------

         The Company and First Federal are involved from time to time as plaintiff or defendant in various legal actions arising in the normal course of its business. FirstFed, the Company's wholly owned subsidiary is not a party to any legal action. While the ultimate outcome of these proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with counsel representing the Company and First Federal in the proceedings, that the resolution of these proceedings should not have a material effect on the Company's consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 1996.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
        --------------------------------------------------------

         Appears in the attached 1996 Annual Report to Stockholders herein incorporated by reference.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATION
        -------------------------------------------------

         Appears in the attached 1996 Annual Report to Stockholders herein incorporated by reference.

ITEM 7. FINANCIAL STATEMENTS
        --------------------

         The following information appearing in the Company's Annual Report to Stockholders for the year ended June 30, 1996, is incorporated by reference in this Annual Report on Form 10-KSB as Exhibit 13.


ANNUAL REPORT SECTION
- ---------------------

Report of Independent Auditors

Consolidated Balance Sheets as of June 30, 1996 and 1995

Consolidated Statements of Income
Years Ended June 30, 1996, 1995 and 1994

Consolidated Statement of Changes in Shareholders' Equity
Years Ended June 30, 1996, 1995 and 1994

Consolidated Statements of Cash Flows
Years Ended June 30, 1996, 1995 and 1994

Notes to Consolidated Financial Statements

         With the exception of the aforementioned information, the Company's Annual Report to Stockholders for the year ended June 30, 1996, is not deemed filed as part of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
        --------------------

         There has been no Current Report on orm 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
        -------------------------------------------------

DIRECTORS
- ---------

         Information concerning Directors of the Company is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in October 1996, a copy of which will be filed not later than 120 days after the close of the fiscal year.

EXECUTIVE OFFICERS
- ------------------

         Information regarding the business experience of the executive officers of the Company and the Bank contained in Part I of this Form 10-KSB is incorporated herein by reference.


ITEM 10. EXECUTIVE COMPENSATION
         ----------------------

         Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in October 1996, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in October 1996, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

         Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in October 1996, a copy of which will be filed not later than 120 days after the close of the fiscal year.

                                     PART IV

Item 13. Exhibits and Reports on Form 8-K

                  (a)  Exhibits

                                                                                                  Sequential
                                                                                                  Page Number
                                                                                Reference to     Where Attached
                                                                                Prior Filing      Exhibits Are
                                                                                 or Exhibit        Located in
                                                                                   Number             This
 Regulation S-B                                                                   Attached        Form 10-KSB
 Exhibit Number                             Document                               Hereto           Report
 --------------                             --------                               ------           ------
 3(i)                Articles of Incorporation, including amendments                 *          Not applicable
                     thereto
 3(ii)               By-Laws                                                         *          Not applicable
 4                   Instruments defining the rights of security holders,            *          Not applicable
                     including debentures
 9                   Voting Trust Agreement                                         None        Not applicable
 10                  Executive Compensation Plans and Arrangements                   *          Not applicable
                     (a)  Employment Contract between Nicholas                       *          Not applicable
                          George and the Bank
                     (b)  1992 Stock Option and Incentive Plan                       *          Not applicable
                     (c)  Management Recognition and Retention Plan                  **         Not applicable
11                   Statement re:  computation of per share earnings               ***         Not applicable
13                   Annual Report to Security Holders                               13
16                   Letter re:  change in certifying accountants                   None        Not applicable
18                   Letter re:  change in accounting principles                    None        Not applicable
21                   Subsidiaries of Registrant                                      21
22                   Published report regarding matters submitted to                None        Not applicable
                     vote of security holders
23                   Consents of Experts and Counsel                                 23
24                   Power of Attorney                                          Not required    Not applicable
27                   Financial Data Schedule                                         27

28                   Information from reports furnished to state                    None        Not applicable
                     insurance regulatory authorities
99                   Additional Exhibits                                            None        Not applicable
- -----------------------

* Filed as Exhibits to the Company's Form S-1 Registration Statement filed on December 21, 1992 (File No. 33-56110) pursuant to Section 5 of the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.
** Filed as Exhibit 10-1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1994 (File No. 0-21170). This previously filed document is hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.
*** See Note 1 of Notes to Consolidated Financial Statements included in the Annual Report to Security Holders under Exhibit 13.

         (b)  Reports on Form 8-K

         No reports on Form 8-K were filed during the three-month period ended June 30, 1996, except for the Current reports on Form 8-K filed on May 1, 1996, to report quarterly earnings and on June 3, 1996 to report dividends.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             FFW CORPORATION



Date: September 27, 1996                By:  /s/ Nicholas M. George
                                             ----------------------
                                             NICHOLAS M. GEORGE
                                             (Duly Authorized Representative)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/Wayne W. Rees                                  /s/Nicholas M. George
- ----------------                                  ---------------------
WAYNE W. REES                                     NICHOLAS M. GEORGE
Chairman of                                       President,
Board and Secretary                               Chief Executive Officer and
                                                  Director (Principal Executive
                                                  and Operating Officer)

Date: September 27, 1996                          Date: September 27, 1996


/s/Maynard E. Vollmer                             /s/Joseph W. McSpadden
- ---------------------                             ----------------------
MAYNARD E. VOLLMER                                JOSEPH W. MCSPADDEN
Director                                          Director

Date: September 27, 1996                          Date: September 27, 1996


/s/Stanley Myers                                  /s/Ronald D. Reynolds
- ----------------                                  ---------------------
STANLEY MYERS                                     RONALD D. REYNOLDS
Director                                          Director

Date: September 27, 1996                          Date: September 27, 1996


/s/Charles E. Redman                              s/sThomas L. Frank
- --------------------                              ------------------
CHARLES E. REDMAN                                 THOMAS L. FRANK
Chief Financial Officer                           Director
(Principal Financial and
Accounting Officer)

Date: September 27, 1996                          Date: September 27, 1996



                                INDEX TO EXHIBITS






           Exhibit
           Number
           ------
             13              Annual Report to Security Holders
             21              Subsidiaries of the Registrant
             23              Consents of Experts and Counsel
             27              Financial Data Schedule