Form 10QSB
period 1996-09-30
FFW CORP
filed 1996-11-14
CIK 895401

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1996
                                       OR

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


As of November 12, 1996, there were 702,060 shares of the Registrant's common stock issued and outstanding.

                                 FFW CORPORATION

                                      INDEX


PART I.     FINANCIAL INFORMATION (unaudited)

Item 1.       Consolidated Condensed Financial Statements

                  Consolidated Condensed Balance Sheets September 30, 1996 and June 30, 1996

                  Consolidated Condensed Statements of Income for the three months ended September 30, 1996 and 1995 and the nine months ended September 30, 1996 and 1995.

                  Consolidated Statements of Shareholders' Equity for the three months ended September 30, 1996 and 1995 and the nine months ended September 30, 1996 and 1995

                  Consolidated Statements of Cash Flows for the three months ended September 30, 1996 and 1995 and the nine months ended September 30, 1996 and 1995.

                  Notes to Consolidated Condensed Financial Statements


Item 2.       Management's Discussion and Analysis of Financial
               Condition and Results of Operations



PART II.    OTHER INFORMATION

              Signature Page

                                          PART I: FINANCIAL INFORMATION
                                                 FFW CORPORATION
                                           CONSOLIDATED BALANCE SHEETS

                                                                                            (Unaudited)

                                                                                   September 30,      June 30
                                                                                       1996             1996
                                                                                  -------------    -------------
ASSETS:
         Cash and due from financial institutions ..............................  $   1,233,357    $     861,553
         Interest-earning deposits in financial institutions - short term ......      3,054,275        1,926,654
                                                                                  -------------    -------------
                  Cash and cash equivalents ....................................  $   4,287,632    $   2,788,207
         Interest-earning deposits in financial institutions
                  (cost approximates market value) .............................         24,729          362,664
         Securities available for sale .........................................     40,916,289      40,566,384
         Loans held for sale, net of unrealized losses .........................        431,200          423,361
         Loans receivable, net of allowance for loan losses of $493,763
                  in September and $553,440 in June ............................    103,024,444      100,529,412
         Stock in Federal Home Loan Bank, at cost ..............................      2,397,600        2,397,600
         Accrued interest receivable ...........................................      1,154,927        1,102,611
         Premises and equipment - net ..........................................      1,709,895        1,691,433
         Other assets ..........................................................        604,276          605,233
                                                                                  -------------    -------------
                  Total Assets .................................................  $ 154,550,992    $ 150,466,905


LIABILITIES AND SHAREHOLDERS' EQUITY:

Liabilities:
         Noninterest-bearing demand deposits ...................................  $   3,082,378    $   3,263,982
         Savings, Now and MMDA deposits ........................................     45,116,669       45,868,695
         Other time deposits ...................................................     51,465,946       43,357,434
                                                                                  -------------    -------------
                  Total Deposits ...............................................  $  99,664,993    $  92,490,111

         Federal Home Loan Bank advances .......................................     37,800,000       41,800,000
         Accrued interest payable ..............................................        560,539          150,492
         Accrued expenses and other liabilities ................................      1,051,466          568,159
                                                                                  -------------    -------------
                  Total Liabilities ............................................  $ 139,076,998    $ 135,008,762

                                          PART I: FINANCIAL INFORMATION
                                                 FFW CORPORATION
                                           CONSOLIDATED BALANCE SHEETS
                                                   (continued)

                                                                                           (Unaudited)

                                                                                   September 30,      June 30
                                                                                       1996             1996
                                                                                  -------------    -------------

Shareholders' Equity:

         Preferred stock, $.01 par value, 500,000 shares authorized
                  none issued ..................................................           --               --
         Common  stock, $.01 par value, 2,000,000 shares authorized;
                  853,592 shares shares issued and 702,060 shares outstanding at
                  September 30, 1996; 853,592 shares issued and 711,060
                  shares outstanding at June 30, 1996 ..........................          8,536            8,536
         Additional paid-in capital ............................................      8,156,484        8,132,484
         Retained earnings - substantially restricted ..........................     10,193,007       10,218,910
         Net unrealized  depreciation on securities available for sale, net of tax benefit of $35,000 on September 30, 1996 and $69,436
                  on June 30, 1996 .............................................        (15,443)        (203,283)
         Unearned Employee Stock Option Plan Shares ............................       (331,189)        (331,189)
         Unearned Management Retention Plan Shares .............................         (6,540)         (13,079)
         Treasury Stock, 151,532 and 142,532 common shares, at Cost,
                  at September 30, 1996 and June 30, 1996, respectively ........     (2,530,861)      (2,354,236)
                                                                                  -------------    -------------
                  Total Shareholders' equity ...................................     15,473,994       15,458,143
                                                                                  -------------    -------------
                           Total Liabilities and Shareholders' Equity ..........  $ 154,550,992    $ 150,466,905
                                                                                  =============    =============

                                 FFW CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                   Three Months Ended
                                                                      September  30
                                                                  -------------------
                                                                  1996           1995
                                                                  ----           ----
Interest Income:

         Loans Receivable
                  Mortgage loans ..........................   $ 1,448,240    $ 1,398,597
                  Consumer and other loans ................       739,004        591,612
         Securities
                  Taxable .................................       117,786        476,257
                  Nontaxable ..............................       593,654        144,020
         Other Int-earning assets .........................        27,636         78,404
                                                              -----------    -----------
                  Total Interest Income ...................   $ 2,926,320    $ 2,688,890

Interest Expense:

         Deposits .........................................     1,169,388      1,060,504
         Federal Home Loan Bank Advances ..................       589,203        598,131
                  Total Interest Expense ..................   $ 1,758,591    $ 1,658,635
Net Interest Income .......................................     1,167,729      1,030,255

         Provision for Loan Losses ........................        20,000          6,000
                                                              -----------    -----------

Net interest income after provision for loan losses .......     1,147,729      1,024,255

Noninterest income :
         Net realized gains on sales/calls of
                   interest-earning assets ................        10,728         17,938
         Net unrealized gain or loss on loans held for sale          --             --
         Other  income ....................................       147,721        121,412
                                                              -----------    -----------
                  Total Non-Int Income ....................   $   158,449    $   139,350

Non-Interest Expense :
         Salaries and employee benefits ...................       339,047        296,120
         Occupancy and equipment expense ..................        64,486         95,977
         SAIF deposit insurance premium ...................       623,249         58,456
         Other expense ....................................       230,979        208,760
                                                              -----------    -----------
                  Total Non-Interest Expense ..............   $ 1,257,761    $   659,313
                                                              -----------    -----------


Income before income taxes ................................        48,417        504,292

         Income Tax Expense ...............................       (30,988)       165,870
                                                              -----------    -----------
Net Income ................................................   $    79,405    $   328,422
                                                              ===========    ===========

Earnings per common and common equivalent shares :
         Primary ..........................................   $       .11    $       .44
         Fully Diluted ....................................   $       .11    $       .44


                                         PART I: FINANCIAL INFORMATION
                                                FFW CORPORATION
                                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                  (Unaudited)

                                                                                     Three Months Ended
                                                                                         September 30
                                                                                 ----------------------------
                                                                                      1996           1995
                                                                                      ----           ----
Beginning Balance - June  30 ..................................................  $ 14,527,091    $ 15,491,568


Common Stock  at .01 Par Value  2,000,000 shares authorized issued and outstanding September 30, 1996 -- 853,592;
         September 30, 1995  --  850,508                                                   --              21

Additional Paid-in Capital ....................................................        24,000          33,099


Treasury Stock  purchase  at  Cost 9,000 Shares for the three-month period
         September 30, 1996 and 0 shares for the three-month
         period ended September 30, 1995 ......................................      (176,625)           --

Cash Dividends of:
          $.15 per share for 1996 and $.12 per share for 1995 .................      (105,309)        (93,343)


Amortization of ESOP Contribution .............................................          --              --

Amortization of MRP Contribution  .............................................         6,539          15,262


Net change in unrealized depreciation on securities available for sale ........       187,840          41,315


Net Income for Period(s) ......................................................        79,405          338,422
                                                                                  -----------     ------------
Ending Balance ................................................................   $15,473,993     $ 15,826,344
                                                                                  ===========     ============

                          PART I: FINANCIAL INFORMATION
                                 FFW CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                        Three Months Ended
                                                                                           September 30
                                                                                   --------------------------
                                                                                        1996           1995
                                                                                   -----------    -----------
Cash flows from operating activities :

         Net Income ............................................................   $    79,405    $   338,423
         Adjustments to reconcile  net income to net cash  provided by operating activities :
             Depreciation and amortization, net of accretion ...................        44,449         25,273
            Provision for loan losses ..........................................        20,000          6,000
            Net realized (gains) loss on sale/call of interest-earning assets ..       (13,679)       (21,599)
                 Unrealized gain on loans held for sale ........................          --             --
             Net loss (gain) on sale of real estate owned repossessed assets
                  and fixed assets .............................................        (8,273)        45,887
             Origination of loans held for sale ................................    (1,400,221)    (1,353,215)
             Proceeds from sale of loans held for sale .........................     1,407,339      1,407,339
             ESOP expense ......................................................        24,000         12,000
             Amortization of MRP contribution ..................................         6,539         15,262
             Net change in accrued interest receivable .........................       (52,316)       (23,763)
             Net change in other assets ........................................      (225,181)        77,244
             Net change in accrued interest payable, accrued expenses and
                  other liabilities ............................................       893,354        381,015
                                                                                   -----------    -----------
                      Total adjustments ........................................       696,005        571,443
                                                                                   -----------    -----------
                  Net cash from operating activities ...........................       775,410        909,866

Cash flows from investing activities :

         Net change in interest-bearing deposits in other financial
                   institutions ................................................       337,935           --
         Proceeds from:
                  sales/calls of securities available or sale ..................          --           25,000
                  sales/calls of securities held-to-maturity ...................          --             --
                  maturities of securities available for sale ..................       330,000           --
                  maturities of securities held-to-maturity ....................          --          200,000
         Purchase of:
                  securities available for sale ................................      (546,485)       (58,360)
                  Federal Home Loan Bank Stock .................................          --             --
         Principal collected on mortgage-backed securities .....................       159,042        217,461
         Net change in loans receivable ........................................    (2,516,310)    (2,288,106)
         Net purchases premises, and equipment .................................       (50,855)      (358,141)
         Proceeds from sales of other real estate and repossessed assets .......       117,734         36,600
                                                                                   -----------    -----------
                           Net cash used in investing activities ...............   ($2,168,939)   ($2,225,546)

                          PART I: FINANCIAL INFORMATION
                                 FFW CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)



                                                               Three Months Ended
                                                                  September 30
                                                         -----------------------------
                                                              1996            1995
                                                              ----            ----
Cash flows from financing activities :

         Net change in deposits ......................      7,174,882       1,150,145
         Proceeds from short-term borrowings .........           --              --
         Payment on short-term borrowings ............     (4,000,000)    (10,500,000)
         Proceeds from exercising of stock options ...           --            21,120
         Purchase of Treasury Stock ..................       (176,625)           --
         Cash dividends paid .........................       (105,309)        (93,343)

             Net cash from financing activities ......      2,892,948      (9,422,078)
                                                         ------------    ------------


Net change in cash and cash equivalents ..............      1,499,425     (10,737,758)
Cash and cash equivalents at beginning of period .....      2,788,207      13,894,715
                                                         ------------    ------------
Cash and cash equivalents at end of period ...........   $  4,287,632    $  3,156,957
                                                         ============    ============

Supplemental disclosure of cash flow information :

         Cash paid during quarter for:
             Interest ................................   $  1,348,029    $  1,333,318
             Income Taxes ............................   $     61,000    $       --

         Noncash investing activities transfers from :
              Investment securities to securities
                   available-for-sale ................           --              --
              Investment securities to securities
                   held-to-maturity ..................           --              --
              Securities held-to-maturity to
                   securities available-for-sale .....           --              --


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

         In the opinion of management, the Consolidated Condensed Financial Statements contain all adjustments (consisting only of normal recurring adjustments) necessary to represent fairly the financial condition of FFW Corporation as of September 30, 1996 and June 30, 1996, and the results of its operations, changes in shareholders' equity for the three months ended September 30, 1996 and 1995. Financial Statement reclassifications have been made for the prior period to conform to classifications used as of and for the period ended September 30, 1996.

         Operating results for the three months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 1997.

(2)  Earnings Per Share of Common Stock

         Earnings per share of Common Stock is computed by dividing net income for the period by the weighted average number of common stock and common stock equivalents outstanding during the three month periods ended September 30, 1996 and 1995. Weighted average number of shares used in the earnings per share computations were 674,975 for the three-month period ended September 30, 1996.

         On October 26, 1993, the shareholders of the Company ratified the adoption of the Company's 1992 Stock Option and Incentive Plan and the Management Recognition Plan and Trusts ("MRP"). Pursuant to the Stock Option Plan, 84,500 shares of the Company's Common Stock are reserved for issuance, of which the Company has granted options on 68,442 shares. As of September 30, 1996, options on 59,850 shares of the Company's Common Stock remain unexercised.

(3)  Regulatory Capital Requirements

         Pursuant to the Financial Institution Reform, Recovery, and Enforcement Act of l989 ("FIRREA"), savings institutions must meet three separate minimum capital-to-asset requirements. The following table summarizes, as of September 30, 1996, the capital requirements for the Bank under FIRREA and its actual capital ratios. As of September 30, 1996, the Bank substantially exceeded all current regulatory capital standards.

                                      Regulatory                  Actual
                                  Capital Requirement       Capital (Bank Only)
                                  -------------------       -------------------
                                   Amount    Percent       Amount        Percent
                                   ------    -------       ------        -------
                                            (Dollars in Thousands)
Risk-Based ................       $ 6,717     8.00%        $12,352        15.21%
Core Capital ..............         4,539     3.00%         11,861         7.84%
Tangible Capital ..........         2,270     1.50%         11,861         7.84%

(4)  Common Stock Cash Dividends

On August 27, 1996, the Board of Directors of FFW Corporation, declared a quarterly cash dividend of $.15 per share. The dividend was paid September 30, 1996 to shareholders of record on September 15, 1996. The payment of the cash dividend reduced shareholders' equity by $105,309.

(5) New accounting Standards

In March 1995 , the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. The Statement requires review of such assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use should be based on the fair value of the asset. The Statement is effective for financial statements for fiscal years beginning after December 15, 1995. The Company adopted SFAS No. 121 effective July 1, 1996. The adoption had no material effect on the Company's financial position or results of operations.

The FASB issued SFAS No. 122. Accounting for Mortgage Servicing Rights, in May 1995. This Statement changes the accounting, for mortgage servicing rights retained by the loan originator. Under this Statement, an entity that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells or securitizes those loans with servicing rights retained should allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values. Under current practice, all such costs are assigned to the loan. The costs allocated to mortgage servicing rights are to be recorded as a separate asset and amortized in proportion to, and over the life of, the net servicing income. The carrying value of the mortgage servicing rights are to be periodically evaluated for impairment. The Statement became effective for the Company as of July 1, 1996. The adoption of SFAS No. 122 did not have a material effect on the Company's financial position or results of operations.

In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation, SFAS No. 123 encourages, but does not require, entities to use a fair value based method to account for stock-based compensation plans. If the fair value accounting encouraged by SFAS No. 123 is not adopted, entities must disclose the pro forma effect on net income and on earnings per common share had the fair value accounting been adopted. The Company has elected to not adopt SFAS No. 123. However, the Company will provide any required proforma disclosures in any future complete financial statements. The proforma disclosures are not required in noncomplete interim financial statements.

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

Financial Condition

         On September 30, 1996 the SAIF recapitalization bill was signed into law. First Federal's portion of the one time assessment amounted to $337,800 net of tax. If the one-time assessment had not occurred The Company would have had earnings for the quarter of $417,200 or $ .62 per share, as compared to $338,422 or $ .44 per share for quarter ended September 30, 1995. Going forward our future FDIC premiums will drop to .064% per $100 in deposits. This should increase the net income of the Company by approximately $87,500 per year net of taxes.

         The Company's total assets increased $4.1 million, or 2.7%, from $150.5 million at June 30, 1996 to $154.6 million at September 30, 1996. This increase was due primarily to funds generated by an increase in deposits of $7.2 million and a decrease in borrowings from FHLB of $4.0 million. Net loans receivable increased $2.5 million and securities available-for-sale increased $350,000. All of which contributed to a increase in cash and cash equivalents of $1.5 million. Loan demand and liquidity needs may result in additional borrowings if deposits and loan growth remain at current levels.

         Mortgage-backed securities increased $23,500, or .1% from $18.5 million at June 30, 1996 to $18.6 million at September 30, 1996. The increase was due to an increase in the fair value of the portfolio of $184,300, which was offset by the repayment of principal of $159,000.

         Net loans receivable increased $2.5 million, or 2.5% from $100.5 million at June 30, 1996 to $103.0 million at September 30, 1996. The increase in the loan portfolio for the quarter resulted, primarily, from an increase in non-mortgage loans of $1.9 million due to an increase in origination's. Management, consistent with its asset/liability objectives, will continue to sell all of its newly originated fixed-rate mortgage loans with terms to maturity greater than 15 years.

         Total deposits increased $7.2 million or 7.8% $92.5 million at June 30, 1996 to $99.7 million at September 30, 1996. For the quarter ended September 30, 1996, passbook accounts decreased $752,000 or 1.6% while certificates of deposit increased $8.1 million or 18.7%. Management believes that deposit growth may become more costly with the increase in interest rates and the competitive nature of the markets we serve.

         Total borrowed funds decreased $4.0 million from $41.8 million at June 30, 1996 to $37.8 million at September 30, 1996. The decrease consisted of repayments of advances from the Federal Home Loan Bank of Indianapolis.

         Total shareholders' equity increased $16,000 from $15.5 million at June 30, 1996 to $15.5 million at September 30, 1996. The increase resulted from net income of $79,000 for the three months ended September 30, 1996 and the net of tax effect of the unrealized gains on securities available-for-sale of $188,0000. Which were reduced for the same period by $105,300 for the payment of dividends and the repurchase of 38,682 shares of FFW stock at a cost of $176,600.

         Results of Operations - Comparison of the Quarters Ended September 30, 1996 and September 30, 1995

         General. Net income decreased by $249,000 for the three months ended September 30, 1996 respectively, as compared to the three months ended September 30, 1995. The decrease for the three months ended September 30, 1996 was the result of the recognition of the SAIF insurance fund's one time assessment of $556,200 before taxes. All of these items are discussed in greater detail below.

         Net Interest Income. Net interest income increased $137,500 or 13.3% to $1.1 million from $1.1 million for the quarter ended September 30, 1996 and 1995 respectively. This was primarily the result of an increase in average interest-earning assets which exceeded the increase in average interest-bearing liabilities.

         Interest Income. Interest income increased $237,400 to $2.9 million from $2.7 million for the quarter ended September 30, 1996 and 1995 respectively. The increases in interest income for the three months ended September 30, 1996 were due to continued growth in interest-earning assets including mortgage loans, commercial and consumer loans and investment, as compared to the same periods ended September 30, 1995. These increased interest-earning assets are the result of competitive pricing, marketing, and the repricing of adjustable-rate loans and mortgage-backed securities.

         Interest Expense. Interest expense increased $100,000 to $1.8 million from $1.7 million for the quarter ended September 30, 1996 and 1995 respectively. The increase in interest expense was due to an increase in deposits outstanding as compared to the same periods in 1995. Interest rates, while declining in the secondary markets have been flat in our local market areas. If interest rates remain at or near current levels, management anticipates the rate of shift to certificates from passbook accounts will continue. Thereby raising our interest expense cost, as the difference between rates paid on existing certificates and passbooks expands.

         Provision for Loan Losses. The provision for loan losses increased $14,000 to $20,000 from $6,000 for the quarter ended September 30, 1996 and 1995 respectively. The loan loss provisions are based on management's quarterly analysis of the allowance for loan losses. The provisions for the three and nine month periods reflect an increase in non-mortgage lending and the inherent riskiness and the number of these loans as compared to 1-4 family mortgage loans. The company will continue to monitor its allowance for loan losses and make future additions to the allowance through the provision for loan losses as economic and regulatory conditions dictate. Although the Company maintains its allowance for loan losses at a level which is deemed consistent with the level of risk in the portfolio, economic conditions, etc. there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods.

         Non-interest Income. Non-interest income increased by $19,000 to $158,000 from $139,000 for the quarter ended September 30, 1996 and 1995 respectively. The increase was the result of increased other income of $26,000 which was offset by a decrease of $7,000 in gain on sales of loans to the Federal Home Loan Mortgage Corporation for the quarter ended September 30, 1996. Management believes that with the falling interest rates we will see a increase in the gain on sales of loans to Freddie Mac for the remainder of the year as compared to the prior year.

         Non-Interest Expense. Non-interest expense increased $598,000 to $1.3 million from $659,000 for the quarter ended September 30, 1996 and 1995 respectively. For the quarter ended September 30, 1996, compensation and benefits expenses increased by $43,000, SAIF insurance expense increased by $565,000, other expenses increased $22,000, which were partially offset by a decrease in occupancy expense of $31,500 as compared to the quarter ended September 30, 1995. Compensation and benefit expense increases were due to increased staff. The SAIF insurance increase was due to the one time assessment incurred, as a result of legislation signed, on September 30, 1996 for the recapitalization of the SAIF insurance fund, which insures deposits in member thrifts and banks. Increases in other expenses are due to costs related to data processing, and other professional services. Office occupancy decreased due to the completion of our new office in Syracuse as compared to last year when we had a expense for the old facility.

         Income Tax Expense. Income tax expense decreased $219,000 from $166,000 for the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1995. This decrease resulted in a tax credit of $31,000 which should be reversed out during the course of the remaining fiscal year. This tax expenses decrease is a direct result of expensing the one time assessment for the SAIF insurance fund.

         Non-Performing Assets and Allowance for Loan Losses. The allowance for loan losses is calculated based upon an evaluation of pertinent factors underlying the types and qualities of the Company's loans. Management considers such factors as the repayment status of a loan, the estimated net realizable value of the underlying collateral, the borrower's ability to repay the loan, current and anticipated economic conditions which might affect the borrower's ability to repay the loan and the Company's past statistical history concerning charge-offs. The Company's allowance for loan losses as of September 30, 1996, was $493,760 or 0.5% of total loans. The June 30, 1996 allowance for loan losses was $553,4400, or 0.55% of total loans. Total loans classified as substandard, doubtful or loss as of September 30, 1996 were $1.1 million, or 0.7% of total assets. Management has considered non-performing assets and total classified assets in establishing the allowance for loan losses.

         The ratio of non-performing assets to total assets is one indicator of the exposure to credit risk. Non-performing assets of the Company consist of non-accruing loans, accruing loans delinquent 90 days or more, and foreclosed assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure.

         Total non-performing assets increased $148,000 to $240,000, or .16% of total assets at September 30, 1996, from $92,000 or .06% of total assets at June 30, 1996. The increase in non-performing assets was due to little or no payments by certain chronic slow paying borrowers. This has prompted us to have a more aggressive collection policy toward our consumer loan portfolio and has resulted in a corresponding increase in reposed assets. Foreclosed assets increased $25,000 due to the foreclosure on three auto loans.

                                                             09/30/96     6/30/96
                                                             --------     -------
                                                             (Dollars in Thousands)
Non-Accruing Loans .....................................       $122        $ 65

Accruing Loans Delinquent 90 days or more ..............         11         --
Troubled Debt Restructurings ...........................         55         --
Foreclosed Assets ......................................         52          27
Total Non-Performing Assets ............................       $240        $ 92
Total Non-Performing Assets as a
Percentage of Total Assets .............................        .16%        .06%

         Liquidity and Capital Resources. The Company's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, FHLB Indianapolis advances and funds provided by operations. While scheduled loan and mortgage-backed security repayments and maturity of short-term investments are a relatively predictable source of funds, deposit flows are greatly influenced by general interest rates, economic conditions, competition and, most recently, the restructuring occurring in the thrift industry. Current Office of Thrift Supervision regulations require the Bank to maintain cash and eligible investments in an amount equal to at least 5.0% of customer accounts and short-term borrowings to assure its ability to meet demands for withdrawals and repayment of short-term borrowings. As of September 30, 1996, the Bank's liquidity ratio of 8.21%, exceeds the minimum regulatory requirements.

         The Company uses its capital resources principally to meet its ongoing commitments to fund maturing certificates of deposits and loan commitments, maintain is liquidity and meet operating expenses. At September 30, 1996, the Company has commitments to originate loans totaling $2.4 million. The Company considers its liquidity and capital resources to be adequate to meet its foreseeable short- and long-term needs. The Company expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.

         Regulatory standards impose the following capital requirements: a risk-based capital standard expressed as a percent of risk-adjusted assets, a leverage ratio of core capital to total adjusted assets, and a tangible capital ratio expressed as a percent of total adjusted assets. As of September 30, 1996, the Bank exceeded all fully phased-in regulatory capital standards.

         At September 30, 1996, the Bank's tangible capital was $11.9 million, or 7.8% of adjusted total assets, which is in excess of the 1.5% requirement by $9.6 million. In addition, at September 30, 1996, the Bank had core capital of $11.9 million, or 7.8% of adjusted total assets, which exceeds the 3.0% requirement by $7.3 million. The Bank had risk-based capital of $12.4 million at September 30, 1996 or 14.7% of risk-adjusted assets which exceeds the 8.0% risk-based capital requirements by $5.6 million.

         As required by federal law, the OTS has proposed a rule revising its minimum core capital requirement to be no less stringent than that imposed on national banks. The OTS has proposed that only 13 those savings associations rated a composite one (the highest rating) under the MACRO rating system for savings associations will be permitted to operate at or near the regulatory minimum leverage ratio of 3.0%. All other savings associations will be required to maintain a minimum leverage ratio of 3.0% at least an additional 100 to 200 basis points. The OTS will assess each individual savings association through the supervisory process on a case-by-case basis to determine the applicable requirement. No assurance can be given as to the final form of any such regulation, the date of its effectiveness or the requirement applicable to the Bank. As a result of the prompt corrective action provisions of federal law discussed below, however, a savings association must maintain a core capital ratio of at least 4.0% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3.0% ratio.

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

                           Part II - Other Information

As of September 30, 1996, management is not aware of any current recommendations by regulatory authorities which, if they were to be implemented, would have or are reasonably likely to have a material adverse effect on the Company's liquidity, capital resources or operations.

Item 1  -  Legal Proceedings

         Not Applicable.

Item 2  -  Changes in Securities

         Not Applicable.

Item 3  -  Defaults upon Senior Securities

         Not Applicable.

Item 4  -  Submission of Matters to a vote of Security Holders

         The Annual Meeting of Shareholders (the "Meeting") of FFW Corporation was held on October 22, 1996. The matters approved by shareholders at the Meeting and the number of votes cast for, against or withheld (as well as the number of abstentions and broker non-votes) as to each matter are set below:

                                                           NUMBER OF VOTES
                                                       ----------------------
          PROPOSAL                                       For         Withheld
          --------                                       ---         --------
Election of the following Directors for a
  three-year term
         Nicholas M. George .................          514,355          590
         J. Stanley Myers ...................          514,455          490
         Thomas L. Frank ....................          514,455          490

                                                         For          Against      Abstain
                                                         ---          -------      -------
Ratification of Crowe Chizek as auditors for
  the fiscal year ending June 30, 197 .......          553,685           25          150

Item 5  -  Other Information

FDIC INSURANCE FUND RESOLUTION SIGNED INTO LAW SEPTEMBER 30, 1996
The deposit insurance recapitalization bill for the Savings Association Insurance Fund (SAIF) was signed by the President late on September 30, 1996. The bill provided for the capitalization of the SAIF deposit insurance fund. The passage of the bill requires that most thrifts and certain banks pay .657% per $100 in a one time assessment based on deposits of March 31, 1995. The Bank's special assessment amounted to $556,208 before taxes. Starting January 1, 1997 we should see our deposit insurance cost drop to .064% from .23% per $100 of deposits.

Item 5  -  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              Not Applicable

         (b) The following is a description of the Form 8-K's filed during the quarter ended September 30, 1996.

              (i) A Form 8-K was filed on August 29, 1996 announcing the year end income results for fiscal year end June 30, 1996.

                                   SIGNATURES



Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   FFW CORPORATION
                                                      Registrant




Date:   November 12, 1996                     /S/  Nicholas M. George
                                              --------------------------
                                                    Nicholas M. George
                                                    President and Chief
                                                    Executive Officer




Date:   November 12, 1996                     /S/  Charles E. Redman
                                              -------------------------
                                                   Charles E. Redman
                                                   Treasurer and Chief Financial
                                                   Accounting Officer