Form 10QSB
period 1996-12-31
FFW CORP
filed 1997-02-13
CIK 895401

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended December 31, 1996
                                       OR

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


As of February 10, 1997 there were 695,060 shares of the Registrant's common stock issued and outstanding.

                                 FFW CORPORATION

                                      INDEX


     PART I.      FINANCIAL INFORMATION (unaudited)

     Item 1.      Consolidated Condensed Financial Statements

                  Consolidated Condensed Balance Sheets December 31, 1996 and June 30, 1996

                  Consolidated Condensed Statements of Income for the three months ended December 31, 1996 and 1995 and the six months ended December 31, 1996 and 1995

                  Consolidated Statements of Shareholders' Equity for the three months ended December 31, 1996 and 1995 and the six months ended December 31, 1996 and 1995.

                  Consolidated Statements of Cash Flows for the three months ended December 31, 1996 and 1995 and the six months ended December 31, 1996 and 1995.

                  Notes to Consolidated Condensed Financial Statements


Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations



PART II.          OTHER INFORMATION

                  Signature Page

                                           PART I: FINANCIAL INFORMATION
                                                  FFW CORPORATION
                                            CONSOLIDATED BALANCE SHEETS


                                                                                             (Unaudited)
                                                                                   December 31,        June 30,
                                                                                      1996               1996
                                                                                 -------------      -------------

ASSETS:
         Cash and due from financial institutions .............................. $   1,082,437      $     861,553
         Interest-earning deposits in financial institutions - short term ......     2,581,188          1,926,654
                                                                                 -------------      -------------
                  Cash and cash equivalents .................................... $   3,663,625      $   2,788,207

         Interest-earning deposits in financial institutions
                  (cost approximates market value) .............................          --              362,664
         Securities available for sale .........................................    41,102,765         40,566,384
         Loans held for sale, net of unrealized losses .........................       153,700            423,361
         Loans receivable, net of allowance for loan losses of $531,744
                  in December and $553,440 in June .............................   107,259,208        100,529,412
         Stock in Federal Home Loan Bank, at cost ..............................     2,397,600          2,397,600
         Accrued interest receivable ...........................................     1,132,032          1,102,611
         Premises and equipment - net ..........................................     1,687,621          1,691,433
         Other assets ..........................................................       803,248            605,233
                                                                                 -------------      -------------
                           Total Assets ........................................ $ 158,199,799      $ 150,466,905
                                                                                 =============      =============
LIABILITIES AND SHAREHOLDERS' EQUITY :

Liabilities:
         Noninterest-bearing demand deposits ................................... $   2,797,220      $   3,263,982
         Savings, Now and MMDA deposits ........................................    44,540,908         45,868,695
         Other time deposits ...................................................    50,547,799         43,357,434
                                                                                 -------------      -------------
                  Total Deposits ............................................... $  97,885,927      $  92,490,111

         Borrowed funds ........................................................    43,300,000         41,800,000
         Accrued Interest Payable ..............................................       170,794            150,492
         Accrued expenses and other liabilities ................................       726,470            568,159
                                                                                 -------------      -------------
                  Total Liabilities ............................................ $ 142,083,190      $ 135,008,762

                                           PART I: FINANCIAL INFORMATION
                                                  FFW CORPORATION
                                            CONSOLIDATED BALANCE SHEETS
                                                   (continued)


                                                                                             (Unaudited)
                                                                                  December 31,        June 30,
                                                                                     1996               1996
                                                                                 -------------      -------------
 Shareholders' Equity:

          Preferred stock, $.01 par value, 500,000 shares authorized
                   none issued .................................................          --                 --
          Common  stock, $.01 par value,  2,000,000 shares  authorized;
                  853,592 shares issued and 702,060  shares  outstanding
                  at December 31, 1996; 853,592 shares issued and 711,060
                  shares outstanding at June 30, 1996 ..........................         8,536              8,536
         Additional paid-in capital ............................................     8,180,484          8,132,484
         Retained earnings - substantially restricted ..........................    10,514,314         10,218,910
         Net unrealized depreciation on securities available for sale, net of tax liability of $210,706 on December 31, 1996 and a tax
                  benefit of $69,436 on June 30, 1996 ..........................       232,751           (203,283)
         Unearned Employee stock Ownership Plan Shares .........................      (288,615)          (331,189)
         Unearned Management Retention Plan Shares .............................          --              (13,079)
         Treasury Stock, 151,532 and 142,532 common shares at cost, at
                  December 31, 1996 and June 30, 1996, respectively ............    (2,530,861)        (2,354,236)
                                                                                 -------------      -------------
                  Total Shareholders' equity ...................................    16,116,609         15,458,143

                            Total Liabilities and Shareholders' Equity ......... $ 158,199,799      $ 150,466,905
                                                                                 =============      =============

                                          PART I: FINANCIAL INFORMATION
                                                 FFW CORPORATION
                                        CONSOLIDATED STATEMENTS OF INCOME
                                                   (Unaudited)


                                                            Three Months Ended            Six Months Ended
                                                               December 31,                 December 31,
                                                        -------------------------     -------------------------
                                                            1996           1995          1996           1995
                                                            ----           ----          ----           ----
Interest Income :

         Loans Receivable
                  Mortgage loans ..................     $1,475,668     $1,410,028     $2,923,907     $2,808,624
                  Consumer and other loans ........        791,937        650,676      1,530,941      1,242,289


         Securities
                  Taxable .........................        624,681        469,760      1,218,335        946,016
                  Nontaxable ......................        119,132        139,368        236,918        283,388
         Other Interest-earning assets ............         13,816         86,186         41,452        164,591
                                                        ----------     ----------     ----------     ----------
                  Total Interest Income ...........     $3,025,234     $2,756,018     $5,951,553     $5,444,908


Interest Expense :

         Deposits .................................      1,201,293      1,090,133      2,370,681      2,150,637
         Federal Home Loan Bank Advances ..........        600,895        606,975      1,190,097      1,205,107
                                                        ----------     ----------     ----------     ----------
                  Total Interest Expense ..........     $1,802,188     $1,697,108     $3,560,778     $3,355,743
                                                        ----------     ----------     ----------     ----------


Net Interest Income ...............................      1,223,046      1,058,910      2,390,775      2,089,165

         Provision for Loan Losses ................         15,000          6,000         35,000         12,000
                                                        ----------     ----------     ----------     ----------

Net interest income after provision for loan losses      1,208,046      1,052,910      2,355,775      2,077,165

Non-interest income :
         Net realized gain on sales/calls of
                  interest-earning assets .........         19,498         81,151         30,226         99,089
         Net unrealized gain on loans held for sale           --             --             --             --
         Other ....................................        140,588        113,758        288,309        235,170
                                                        ----------     ----------     ----------     ----------
                  Total Non-Interest Income .......     $  160,086     $  194,909     $  318,535     $  334,259
                                                        ----------     ----------     ----------     ----------

                                          PART I: FINANCIAL INFORMATION
                                                 FFW CORPORATION
                                        CONSOLIDATED STATEMENTS OF INCOME
                                                   (Unaudited)


                                                            Three Months Ended            Six Months Ended
                                                               December 31,                 December 31,
                                                        -------------------------     -------------------------
                                                            1996           1995          1996           1995
                                                            ----           ----          ----           ----
Non-Interest Expense :
         Compensation and Benefits ................        345,233        293,750        684,280        589,870
         Occupancy and equipment expense ..........         72,497         46,763        136,982        142,741
         SAIF deposit insurance premiums ..........         60,289         58,690        683,539        117,145
         Other expense ............................        263,161        215,129        494,140        423,889
                                                        ----------     ----------     ----------     ----------
                  Total Non-Interest Expense ......     $  741,180     $  614,332     $1,998,941     $1,273,645
                                                        ----------     ----------     ----------     ----------

Income before income taxes ........................        626,952        633,487        675,369      1,137,779

         Income Tax Expense .......................        200,335        209,128        169,347        374,998
                                                        ----------     ----------     ----------     ----------

Net Income ........................................     $  426,617     $  424,359     $  506,022     $  762,781
                                                        ==========     ==========     ==========     ==========
Earnings per common and common equivalent shares :
         Primary ..................................     $      .61     $      .56     $      .72     $     1.00
         Fully Diluted ............................     $      .61     $      .56     $      .72     $     1.00

                                                    PART I: FINANCIAL INFORMATION
                                                           FFW CORPORATION
                                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                             (Unaudited)

                                                                   Three Months Ended                   Six Months Ended
                                                                      December 31,                        December 31,
                                                            ------------------------------      ------------------------------
                                                                 1996              1995              1996              1995
                                                            ------------      ------------      ------------      ------------
Beginning Balance .....................................     $ 15,473,993      $ 15,826,344      $ 15,458,143      $ 15,491,568

Common Stock  at .01 Par Value  2,000,000 shares
         authorized issued and outstanding
         December 31, 1996-- 853,592;
         December 30, 1995 -- 850,508 .................             --                --                --                  21

Additional Paid-in Capital ............................           24,000            12,000            48,000            45,099

Treasury Stock purchase at Cost 0 and 19,000 shares for
         the three-month periods, and 9,000 and 19,000
         shares for the six-months periods ended
         1996 and 1995 respectively ...................             --            (359,022)         (176,625)         (359,022)

Cash Dividends of:
          $.15 and $.12 per share for the three-month
         periods and $ .30 and $ .24 per share for the
         six-month periods ended 1996 and 1995 ........         (105,309)          (91,723)         (210,618)         (185,066)

Amortization of ESOP Contribution .....................           42,574            39,743            42,574            39,743

Amortization of MRP Contribution ......................            6,540            15,260            13,079            30,522

Net change in unrealized depreciation on securities
         available for sale ...........................          248,194           612,520           436,034           653,835

Net Income for Period(s) ..............................          426,617           424,359           506,022           762,781
                                                            ------------      ------------      ------------      ------------

Ending Balance ........................................     $ 16,116,609      $ 16,479,481      $ 16,116,609      $ 16,479,481
                                                            ============      ============      ============      ============

                                                    PART I: FINANCIAL INFORMATION
                                                           FFW CORPORATION
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (Unaudited)

                                                                               Three Months Ended             Six Months Ended
                                                                                  December 31                    December 31
                                                                         --------------------------    --------------------------
                                                                              1996           1995           1996           1995
                                                                         -----------    -----------    -----------    -----------
Cash flows from operating activities

   Net Income ........................................................   $   426,617    $   424,359    $   506,022    $   762,781
   Adjustments to reconcile net income to net
        cash from operating activities:

        Depreciation and amortization, net of accretion ..............        14,360         32,931         58,809         58,204
        Provision for loan losses ....................................        15,000          6,000         35,000         12,000
        Net realized gains on sale/call of interest-earning assets ...       (19,947)       (84,499)       (33,626)      (106,098)
        Net losses on sale of repossessed assets, real estate owned
             and fixed assets ........................................        10,661          3,198          2,388         49,085
        Origination of loans held for sale ...........................    (1,238,451)    (1,511,800)    (2,140,689)    (2,865,015)
        Proceeds from sale of loans held for sale ....................     1,536,412      1,462,395      2,445,768      2,869,734
        ESOP expense .................................................        66,573         51,742         90,573         63,742
        Amortization of MRP contribution .............................         6,540         15,260         13,079         30,522
        Net change in accrued interest receivable ....................        22,895        (36,351)       (29,421)       (60,114)
        Net change in other assets ...................................      (451,802)       113,783       (676,983)       191,006
        Net change in accrued interest payable, accrued expenses
            and other liabilities ....................................      (714,741)      (259,087)       178,613         49,520
                                                                         -----------    -----------    -----------    -----------
                     Total adjustments ..............................    $  (752,500)   $  (206,428)   $   (56,489)   $   292,586
                                                                         -----------    -----------    -----------    -----------
            Net cash from operating activities .......................   $  (325,883)   $   217,931    $   449,533    $ 1,055,367


Cash flows from investing activities

   Net change in interest-bearing deposits in other financial
            institutions .............................................        24,729       (359,945)       362,664       (359,945)
   Proceeds from :
            sales/calls of securities available for sale .............        75,000        765,723         75,000        790,723
            sale/calls of securities held-to-maturity ................          --          500,000           --          500,000
            maturities of securities available for sale ..............        50,000           --          380,000           --
            maturities of securities held-to-maturity ................          --          100,000           --          300,000
   Purchase of :
            securities available for sale ............................       (50,104)    (5,061,183)      (596,589)    (5,119,543)
            Federal Home Loan Bank Stock .............................          --          (57,200)          --          (57,200)
   Principal collected on mortgage- backed securities ................       168,094        171,616        327,136        389,077
   Net change in loans receivable ....................................    (4,249,764)    (2,534,761)    (6,766,074)    (4,822,867)
   Net purchases premises and equipment ..............................       (10,310)       (66,141)       (61,165)      (423,760)
   Proceeds from sales of other real estate and repossessed
            assets ...................................................        78,606         26,062        196,340         62,162
                                                                         -----------    -----------    -----------    -----------
                           Net cash from investing activities ........   ($3,913,749)   ($6,515,829)   ($6,082,698)   ($8,741,353)

                                              PART I: FINANCIAL INFORMATION
                                                     FFW CORPORATION
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (Continued)



                                                                  Three Months Ended             Six Months Ended
                                                                    December 31                     December 31
                                                          -----------------------------   ----------------------------
                                                               1996            1995            1996            1995
                                                          ------------    ------------    ------------    ------------
Cash flows from financing activities :

         Net change in deposits .......................     (1,779,066)      1,622,099       5,395,816       2,772,244
         Proceeds from short-term borrowings ..........      9,500,000      13,500,000       9,500,000      13,500,000
         Payment on short-term borrowings .............     (4,000,000)     (8,500,000)     (8,000,000)    (19,000,000)
         Purchase of Treasury Stock ...................           --          (359,022)       (176,625)       (359,022)
         Proceeds from exercising of stock options ....           --              --              --            21,120
         Cash dividends paid ..........................       (105,309)        (91,723)       (210,618)       (185,066)
                                                          ------------    ------------    ------------    ------------
              Net cash from financing activities ......      3,615,625       6,102,003       6,408,573      (3,247,667)

Net increase (decrease) in cash and cash equivalents ..       (624,007)       (195,895)        875,418     (10,933,653)
Cash and cash equivalents at beginning of period ......      4,287,632       3,156,957       2,788,207      13,894,715
                                                          ------------    ------------    ------------    ------------

Cash and cash equivalents at end of period ............   $  3,663,625    $  2,961,062    $  3,663,626    $  2,961,062
                                                          ============    ============    ============    ============

Supplemental disclosure of cash flow information :

         Cash paid during quarter for :
              Interest ................................      2,194,134       2,020,110       3,542,163       3,353,426
              Income Taxes ............................        315,000         215,000         376,000         215,000

         Non-cash investing activities transfers from :

              Securities held-to-maturity to securities
              available-for-sale ......................           --        29,301,698            --        29,301,698

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

         In the opinion of management, the Consolidated Condensed Financial Statements contain all adjustments (consisting only of normal recurring adjustments) necessary to represent fairly the financial condition of FFW Corporation as of December 31, 1996 and June 30, 1996, and the results of its operations, changes in shareholders' equity for the three and six months ended December 31, 1996 and 1995. Financial Statement reclassifications have been made for the prior period to conform to classifications used as of and for the period ended December 31, 1996.

         Operating results for the three and six months ended December 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 1997.

(2) Earnings Per Share of Common Stock

         Earnings per share of Common Stock is computed by dividing net income for the period by the weighted average number of common stock and common stock equivalents outstanding during the three and six month periods ended December 31, 1996 and 1995. Weighted average number of shares used in the earnings per share computations were 672,207 for the three-month period ended December 31, 1996 and 673,591 for the six-month period ended December 31, 1996.

         On October 26, 1993, the shareholders of the Company ratified the adoption of the Company's 1992 Stock Option and Incentive Plan and the Management Recognition Plan and Trusts ("MRP"). Pursuant to the Stock Option Plan, 84,500 shares of the Company's Common Stock are reserved for issuance, of which the Company has granted options on 68,442 shares. As of December 31, 1996, options on 59,850 shares of the Company's Common Stock remain un-exercised.

(3) Regulatory Capital Requirements

         Pursuant to the Financial Institution Reform, Recovery, and Enforcement Act of l989 ("FIRREA"), savings institutions must meet three separate minimum capital-to-asset requirements. The following table summarizes, as of December 31, 1996, the capital requirements for the Bank under FIRREA and its actual capital ratios. As of December 31, 1996, the Bank substantially exceeded all current regulatory capital standards.

                                        Regulatory                Actual
                                    Capital Requirement      Capital (Bank Only)
                                    -------------------      -------------------
                                     Amount     Percent      Amount     Percent
                                     ------     -------      ------     -------
                                               (Dollars in Thousands)
Risk-Based ........................ $ 6,946      8.00%      $12,827      14.77%
Core Capital ......................   4,638      3.00        12,295       7.94
Tangible Capital ..................   2,319      1.50        12,295       7.94

(4) Common Stock Cash Dividends

         On November 28, 1996, the Board of Directors of FFW Corporation, declared a quarterly cash dividend of $.15 per share. The dividend was paid December 31, 1996 to shareholders of record on December 15, 1996. The payment of the cash dividend reduced shareholders' equity by $105,309.

                                     PART II

                                 FFW CORPORATION

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


General

         The accompanying Consolidated Financial Statement includes the account of FFW Corporation (the "Company") and its wholly owned subsidiaries, First Federal Savings Bank of Wabash (the "Bank") and FirstFed Financial of Wabash, Inc. All significant inter-company transactions and balances are eliminated in consolidation. The Company's results of operations are primarily dependent on the Bank's net interest margin, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The Bank's net income is also affected by the level of its non-interest expenses, such as employee compensation and benefits, occupancy expenses, and other expenses.

Financial Condition

         The Company's total assets increased $3.6 million, or 2.4%, from $154.6 million at September 30, 1996 to $158.2 million at December 31, 1996. This increase was due primarily to an increase in net loans receivable of $4.3 million. This growth was funded with an increase of borrowings from FHLB of $5.5 million, which offset a decrease in deposits of $1.8 million. All of which contributed to a decrease in cash and cash equivalents of $ 624,000. Loan demand and liquidity needs may result in additional borrowing if deposits and loan growth remain at current levels.

         Total securities available-for-sale increased $186,500 from $40.9 million at September 30, 1996 to $41.1 million at December 31, 1996. This increase was primarily the result of an increase in the net market value of the portfolio. The available-for-sale portfolio consists primarily of municipal securities, government agencies and mortgage backed securities.

         Net loans receivable increased $4.3 million, or 4.1%, from $103.0 million at September 30, 1996 $107.3 million at December 31, 1996. The increase in the loan portfolio resulted primarily from an increase in mortgage loans of $3.4 million and non-mortgage loans of $713,000, due to an increase in origination's. Management, consistent with its asset/liability objectives, will continue to sell all of its newly originated fixed-rate mortgage loans with terms to maturity of greater than 15 years.

         Total deposits decreased $1.8 million or 1.8% from $99.7 million at September 30, 1996 to $97.9 million at December 31, 1996. This decrease was primarily the result of one $ 2.0 million public funds certificate of deposit that matured and was not renewed. For the quarter ended December 31, 1996, passbook accounts decreased $419,000, or 1.0%, and certificates of deposit decreased $918,000 or 1.8%. Management believes that deposit growth may be will be difficult to maintain at prior years levels as deposit customers look for alternative investment opportunities with higher yields.

         Total borrowed funds increased $5.5 million from $37.8 million at September 30, 1996 to $43.3 million at December 31, 1996. The increase consisted of new borrowings from the Federal Home Loan Bank of Indianapolis.

         Total shareholders' equity increased $642,600 from $15.5 million at September 30, 1996 to $16.1 million at December 31, 1996. The increase resulted from net income of $426,600 for the quarter and the net of tax effect of the unrealized gains on securities available-for-sale of $248,200. Which were reduced for the same period by $105,300 for the payment of dividends.


Results of  Operations - Comparison  of the Three and Six Months Ended  December
                         31, 1996 and December 31, 1995

         General. Net income increased by $2,200 for the three months and decreased $256,800 for the six months ended December 31, 1996 respectively, as compared to the three and six months ended December 31, 1995. The increase for the three months ended December 31, 1996 was primarily the result of increases in net interest income. The decrease for six months ended December 31, 1996 was primarily the result of the one time SAIF assessment of $337,800 net of taxes. All of these items are discussed in greater detail below.

         Net Interest Income. Net interest income increased $164,100, or 15.5% to $1.2 million from $1.0 million for the quarter ended December 31, 1996 and 1995 respectively. This was primarily the result of an increase in average interest-earning assets which exceeded the increase in average interest-bearing liabilities.

         Interest Income. Interest income increased $269,200 and $506,600 to $3.0 million and $6.0 million for the three and six months ended December 31, 1996 respectively, as compared to the three and six months ended December 31, 1995. The increases in interest income for the three and six months ended December 31, 1996 were due to continued growth in interest-earning assets including mortgage loans, commercial and consumer loans and investments, as compared to the same periods ended December 31, 1995. These increased interest-earning assets are the result of competitive pricing, marketing, and the repricing of adjustable-rate loans and mortgage-backed securities.

         Interest Expense. Interest expense increased $105,000 and $301,600 to $1.8 million and $3.6 million for the three and six months ended December 31, 1996 respectively, as compared to the three and six months ended December 31, 1995. The increase in interest expense was due to an increase in borrowed funds and deposits outstanding as compared to the same periods in 1995. If interest rates remain at or near current levels, management anticipates the rate of shift to certificates from passbook accounts will decrease as the difference between rates paid on new certificates and passbooks contracts.

         Provision  for Loan Losses.  The  provision  for loan losses  increased
$9,000 and $23,000 for the three and six months ended December 31, 1996 respectively, as compared to the three and six months ended December 31, 1995. The loan loss provisions are based on management's quarterly analysis of the allowance for loan losses. The provisions for the three and six month periods reflect the growth in the balances of non-mortgage loans and to a lesser extent the increase in mortgage loans. The company will continue to monitor its allowance for loan losses and make future additions to the allowance through the provision for loan losses as economic and regulatory conditions dictate. Although the Company maintains its allowance for loan losses at a level which is deemed consistent with the level of risk in the portfolio, economic conditions, etc. there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods.

         Non-interest Income. Non-interest income decreased by $35,000 and $16,000 to $160,000 and $318,000 for the three and six months ended December 31, 1996 respectively, as compared to the three and six months ended December 31, 1995. The decreases were the result of a $59,000 gain on sale of securities available for sale recorded in the quarter ended December 31, 1995. Management believes that with the decline of interest rates, we will continue to see sales of loans to Freddie Mac for the remainder of the year as compared to last year. This should result in increased gain on sales of loans.

         Non-Interest Expense. Non-interest expense increased $127,000 and $725,000 to $741,000 and $2.0 million for the three and six months ended December 31, 1996 respectively, as compared to the three and six months ended December 31, 1995. For the three months ended December 31, 1996, other expenses increased $48,000 due to cost related to being named business of the year in Wabash and increased data processing cost. Compensation and benefits increased $51,000 due to increased staffing and salaries. Occupancy expense increased $26,000 due to increased cost related to new office in Syracuse as compared to the three months ended December 31, 1995. For the six months ended December 31, 1996, compensation and benefit expense increased $94,000 due to increased staffing and salaries. Other expense increased by $70,000 due to cost related to being named business of the year in Wabash and increased data processing cost. SAIF insurance increased $566,000 due to the one time assessment paid as compared to the six months ended December 31, 1995.

         Income Tax Expense. Income tax expense decreased $9,000 and $206,000 to $200,000 and $169,000 for the three and six months ended December 31, 1996 respectively, as compared to the three and six months ended December 31, 1995. The decrease was due to the tax effect of the one time SAIF assessment for the three and six months ended December 31, 1996.

         Non-Performing Assets and Allowance for Loan Losses. The allowance for loan losses is calculated based upon an evaluation of pertinent factors underlying the types and qualities of the Company's loans. Management considers such factors as the repayment status of a loan, the estimated net realizable value of the underlying collateral, the borrower's ability to repay the loan, current and anticipated economic conditions which might affect the borrower's ability to repay the loan and the Company's past statistical history concerning charge-offs. The Company's allowance for loan losses as of December 31, 1996, was $532,000 or 0.5% of total loans. The September 30, 1996 allowance for loan losses was $494,000, or 0.5% of total loans. Total loans classified as substandard, doubtful or loss as of December 31, 1996 were $1.0 million or 0.7% of total assets. Management has considered non-performing assets and total classified assets in establishing the allowance for loan losses.

The ratio of non-performing assets to total assets is one indicator of the exposure to credit risk. Non-performing assets of the Company consist of non-accruing loans, accruing loans delinquent 90 days or more, and foreclosed assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure.

                                                       12/31/96        09/30/96
                                                        (Dollars in Thousands)

Non-Accruing Loans ...............................       $101           $122
Accruing Loans Delinquent 90 days or more ........        --              11
Troubled Debt Restructurings .....................         29             55
Foreclosed Assets ................................         50             52
Total Non-Performing Assets ......................       $180           $240
                                                         ====           ====
Total Non-Performing Assets as a
         Percentage of Total Assets ..............        .11%           .16%

Total non-performing assets decreased $60,000 to $180,000, or .11% of total assets at December 31, 1996, from $240,000 or .16% of total assets at September 30, 1996. The decrease in non-performing assets was primarily due to loan payoffs and principal repayments on previously non-performing loans during the quarter. Foreclosed assets decreased $2,000 due to the sale of several repossessed autos.

         Liquidity and Capital Resources. The Company's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, FHLB Indianapolis advances and funds provided by operations. While scheduled loan and mortgage-backed security repayments and maturity of short-term investments are a relatively predictable source of funds, deposit flows are greatly influenced by general interest rates, economic conditions, competition and, most recently, the restructuring occurring in the thrift industry. Current Office of Thrift Supervision regulations require the Bank to maintain cash and eligible investments in an amount equal to at least 5.0% of customer accounts and short-term borrowings to assure its ability to meet demands for withdrawals and repayment of short-term borrowings. As of December 31, 1996, the Bank's liquidity ratio of 7.78% exceeds the minimum regulatory requirements.

         The Company uses its capital resources principally to meet its ongoing commitments to fund maturing certificates of deposits and loan commitments, maintain is liquidity and meet operating expenses. At December 31. 1996, the Company has commitments to originate loans totaling $1.6 million. The Company considers its liquidity and capital resources to be adequate to meet its foreseeable short- and long-term needs. The Company expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.

         Regulatory standards impose the following capital requirements: a risk-based capital standard expressed as a percent of risk-adjusted assets, a leverage ratio of core capital to total adjusted assets, and a tangible capital ratio expressed as a percent of total adjusted assets. As of December 31, 1996, the Bank exceeded all fully phased-in regulatory capital standards.

         At December 31, 1996, the Bank's tangible capital was $12.3 million, or 7.9% of adjusted total assets, which is in excess of the 1.5% requirement by $10.0 million. In addition, at December 31, 1996, the Bank had core capital of $12.3 million, or 7.9% of adjusted total assets, which exceeds the 3.0% requirement by $7.7 million. The Bank had risk-based capital of $12.8 million at December 31, 1996, or $14.8% of risk-adjusted assets which exceeds the 8.0% risk-based capital requirements by $5.9 million.

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

         The OTS had adopted a final rule that requires every savings association with more than normal interest rate risk to deduct from its total capital, for purposes of determining compliance with such requirement, an amount equal to 50% of its interest-rate risk exposure multiplied by the market value of its assets. This exposure is a measure of the potential decline in the market value of portfolio equity of a savings association, greater than 2%, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline) affecting on-and off-balance sheet assets and liabilities. The effective date of the new requirement is July 1, 1995. Any savings association with less than $300 million in assets and a total capital ratio in excess of 12% is exempt from this requirement unless the OTS determines otherwise. It is anticipated that since the Bank has less than $300 million in assets, and a risk-based capital ratio in excess of 12%, it will be exempt from this rule.

                           Part II - Other Information

         As of December 31, 1996, management is not aware of any current recommendations by regulatory authorities which, if they were to be implemented, would have or are reasonably likely to have a material adverse effect on the Company's liquidity, capital resources or operations.

Item 1  -  Legal Proceedings

         Not Applicable.

Item 2  -  Changes in Securities

         Not Applicable.

Item 3  -  Defaults upon Senior Securities

         Not Applicable.

Item 4  -  Other Information

         Not Applicable

Item 5  -  Exhibits and Reports on Form 8-K

         (a)  Exhibits

                Not Applicable

         (b) The following is a description of the Form 8-K's filed during the quarter ended December 31, 1996.

              (i) A Form 8-K was  filed  on  October  31,  1996  announcing  the quarterly earnings for the quarter ended September 30, 1996.

             (ii) A Form 8-K was filed on October  31,  1996  announcing  that a quarterly dividend was declared on September 3, 1996, payable September 30, 1996.

             (iii) A Form 8-K was filed on  December 2, 1996  announcing  that a quarterly dividend was declared on November 29, 1996, payable December 31,1996.

                                   SIGNATURES



         Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                           FFW CORPORATION
                                                           Registrant




Date:  February 12, 1997                  By: /S/Nicholas M. George
                                              ----------------------
                                              Nicholas M. George
                                              President and Chief
                                              Executive Officer




Date:  February  12, 1997                 By: /S/Charles E. Redman
                                              --------------------
                                              Charles E. Redman
                                              Treasurer and Chief
                                              Financial Accounting Officer