Form 10QSB
period 1997-03-31
FFW CORP
filed 1997-05-07
CIK 895401

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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


As of May 7, 1997, there were 697,010 shares of the Registrant's common stock issued and outstanding.

                                 FFW CORPORATION

                                      INDEX


PART I.     FINANCIAL INFORMATION (unaudited)

Item 1.       Consolidated Condensed Financial Statements

                  Consolidated Condensed Balance Sheets March 31, 1997 and June 30, 1996

                  Consolidated Condensed Statements of Income for the three months ended March 31, 1997 and 1996 and the nine months ended March 31, 1997 and 1996.

                  Consolidated Statements of Shareholders' Equity for the three months ended March 31, 1997 and 1996 and the nine months ended March 31, 1997 and 1996.

                  Consolidated Statements of Cash Flows for the three months ended March 31, 1997 and 1996 and the nine months ended March 31, 1997 and 1996.

                  Notes to Consolidated Condensed Financial Statements


Item 2.       Management's Discussion and Analysis of Financial
               Condition and Results of Operations



PART II.    OTHER INFORMATION

              Signature Page

                                              PART I: FINANCIAL INFORMATION
                                                     FFW CORPORATION
                                               CONSOLIDATED BALANCE SHEETS

                                                                                         (Unaudited)
ASSETS :                                                                                   March 31,            June 30,
                                                                                             1997               1996
                                                                                       -------------      -------------
         Cash and due from financial institutions ................................     $   1,038,469      $     861,553
         Interest-earning deposits in financial institutions - short term ........         1,865,617          1,926,654
                                                                                       -------------      -------------
                  Cash and cash equivalents ......................................     $   2,904,086      $   2,788,207
         Interest-earning deposits in financial institutions
                  (cost approximates market value) ...............................              --              362,664
         Securities available for sale ...........................................        39,685,487         40,566,384
         Loans held for sale, net of unrealized gains and losses .................              --              423,361
         Loans receivable, net of allowance for loan losses of $534,314 in March
                  and $553,440 in June ...........................................       109,850,484        100,529,412
         Stock in Federal Home Loan Bank, at cost ................................         2,397,600          2,397,600
         Accrued interest receivable .............................................         1,138,291          1,102,611
         Premises and Equipment-net ..............................................         1,718,177          1,691,433
         Other assets ............................................................           746,847            605,233
                                                                                       -------------      -------------
                           Total Assets ..........................................     $ 158,440,972      $ 150,466,905
                                                                                       =============      =============

LIABILITIES AND SHAREHOLDERS' EQUITY:

Liabilities:
         Non-interest-bearing demand deposits ....................................     $   3,233,880      $   3,263,982
         Savings, Now and MMDA deposits ..........................................        45,497,464         45,868,695
         Other time deposits .....................................................        49,480,051         43,357,434
                                                                                       -------------      -------------
                  Total Deposits .................................................     $  98,211,395      $  92,490,111
         Borrowed funds ..........................................................        43,225,468         41,800,000
         Accrued Interest Payable ................................................           562,649            150,492
         Accrued expenses and other liabilities ..................................           587,185            568,159
                                                                                       -------------      -------------
                  Total Liabilities ..............................................     $ 142,586,697      $ 135,008,762

                                              PART I: FINANCIAL INFORMATION
                                                     FFW CORPORATION
                                               CONSOLIDATED BALANCE SHEETS

                                                                                         (Unaudited)
Shareholders' Equity:                                                                      March 31,          June 30,
                                                                                             1997               1996
                                                                                       -------------      -------------
         Preferred stock, $.01 par value, 500,000 shares authorized none issued ..              --                 --
         Common stock, $.01 par value, 2,000,000 shares authorized, 855,542 shares issued and 697,010 outstanding at March 31, 1997; 853,592 shares
                  issued and 711,060 shares outstanding at June 30, 1996 .........             8,555              8,536
         Additional paid-in capital ..............................................         8,225,965          8,132,484
         Retained earnings - substantially restricted ............................        10,856,742         10,218,910
         Net  unrealized  depreciation on securities available for sale, net of tax  liability  of $ 210,706  on March 31, 1997 and a tax
                  benefit of $69,436 on June 30, 1996 .......................... .          (264,386)          (203,283)
         Unearned Employee stock Ownership Plan shares ...........................          (288,615)          (331,189)
         Unearned Management Retention Plan share ................................              --              (13,079)
         Treasury Stock at Cost, 158,532 and 142,532 common shares at cost,
                  at March 31, 1997 and June 30, 1996, respectively ..............        (2,683,986)        (2,354,236)
                                                                                       -------------      -------------
                  Total Shareholders' equity .....................................        15,854,275         15,458,143

                           Total Liabilities and Shareholders' Equity ............     $ 158,440,972      $ 150,466,905
                                                                                       =============      =============

                                              PART I: FINANCIAL INFORMATION
                                                     FFW CORPORATION
                                            CONSOLIDATED STATEMENTS OF INCOME
                                                       (Unaudited)

                                                                   Three Months Ended              Nine Months Ended
                                                                        March 31,                     March 31,
                                                                -------------------------     -------------------------
                                                                   1997           1996           1997           1996
                                                                ----------     ----------     ----------     ----------
Interest Income:

         Loans Receivable
                  Mortgage loans ..........................     $1,500,690     $1,421,329     $4,424,597     $4,229,953
                  Consumer and other loans ................        824,477        685,632      2,355,419      1,927,921
         Securities
                  Taxable .................................        622,025        553,712      1,840,360      1,499,728
                  Nontaxable ..............................        110,822        126,594        347,740        409,982
         Other Interest-earning assets ....................         17,277         38,822         58,729        203,413
                                                                ----------     ----------     ----------     ----------
                  Total Interest Income ...................     $3,075,291     $2,826,089     $9,026,845     $8,270,997

Interest Expense:

         Deposits .........................................      1,193,419      1,096,910      3,564,101      3,247,546
         Other ............................................        605,590        614,474      1,795,687      1,819,581
                                                                ----------     ----------     ----------     ----------
                  Total Interest Expense ..................     $1,799,009     $1,711,384     $5,359,788     $5,067,127

Net Interest Income .......................................      1,276,282      1,114,705      3,667,057      3,203,870

         Provision for Loan Losses ........................         35,000         36,153         70,000         48,153
                                                                ----------     ----------     ----------     ----------

Net interest income after provision for loan losses .......      1,241,282      1,078,552      3,597,057      3,155,717

Non-interest income:

         Net gain on sale of interest-earning assets ......          7,225         28,169         37,451        127,257
         Net unrealized gain or loss on loans held for sale           --             --             --             --
         Other ............................................        149,705        113,837        438,015        349,008
                                                                ----------     ----------     ----------     ----------
                  Total Non-Interest Income ...............     $  156,930     $  142,006     $  475,466     $  476,265

                                              PART I: FINANCIAL INFORMATION
                                                     FFW CORPORATION
                                            CONSOLIDATED STATEMENTS OF INCOME
                                                       (Unaudited)
                                                       (continued)

                                                                   Three Months Ended              Nine Months Ended
                                                                        March 31,                     March 31,
                                                                -------------------------     -------------------------
                                                                   1997           1996           1997           1996
                                                                ----------     ----------     ----------     ----------
Non-Interest Expense:

         Compensation and Benefits ........................        356,472        294,893      1,040,752        884,763
         Occupancy and equipment ..........................         63,519         56,420        200,502        199,161
         SAIF deposit insurance premiums ..................         15,925         60,019        699,464        177,165
         Other ............................................        293,985        225,554        788,125        649,442
                                                                ----------     ----------     ----------     ----------
                  Total Non-Interest Expense ..............     $  729,901     $  636,886     $2,728,843     $1,910,531
                                                                ----------     ----------     ----------     ----------

Income before income taxes ................................        668,311        583,672      1,343,680      1,721,451

         Income Tax Expense ...............................        221,331        190,203        390,678        565,201
                                                                ----------     ----------     ----------     ----------

Net Income ................................................     $  446,980     $  393,469     $  953,002     $1,156,250
                                                                ==========     ==========     ==========     ==========

Earnings per common and common equivalent shares :

         Primary ..........................................     $      .64     $      .53     $     1.36     $     1.53
         Fully Diluted ....................................     $      .64     $      .53     $     1.35     $     1.53

                                                 PART I: FINANCIAL INFORMATION
                                                        FFW CORPORATION
                                        CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                          (Unaudited)

                                                                 Three Months Ended                   Nine Months Ended
                                                                      March 31,                            March 31,
                                                           ------------------------------      ------------------------------
                                                                1997              1996              1997              1996
                                                           ------------      ------------      ------------      ------------
Beginning Balance ....................................     $ 16,116,609      $ 16,479,481      $ 15,458,143      $ 15,491,568

Common Stock  at  .01 Par  Value 2,000,000 shares
         authorized  issued  and  outstanding
         March 31, 1997 -- 855,542;
         March 31, 1996 -- 850,508 ...................               20              --                  20                21

Additional Paid-in Capital ...........................           45,480            12,000            93,480            57,099

Treasury Stock at Cost - 7,000 and 19,682 shares for
         the three-month periods and 16,000 and
         38,682 shares for the nine-month periods
         ended 1997 and 1996 .........................         (153,125)         (378,129)         (329,750)         (737,151)

Cash Dividends of:
         $.15 and $.12 per share for the three-month
         periods and $ .45 and $ .36 per share for the
         nine-month periods ended 1997 and 1996 ......         (104,552)          (88,701)         (315,170)         (273,767)

Amortization of ESOP Contribution ....................             --                --              42,574            39,743

Amortization of MRP Contribution .....................             --               6,539            13,079            37,061

Net change in unrealized depreciation on equity
         securities available for sale ...............         (497,137)         (341,650)          (61,103)          312,185

Net Income for Period(s) .............................          446,980           393,469           953,002         1,156,250
                                                           ------------      ------------      ------------      ------------

Ending Balance .......................................     $ 15,854,275      $ 16,083,009      $ 15,854,275      $ 16,083,009
                                                           ============      ============      ============      ============

                                                    PART I: FINANCIAL INFORMATION
                                                           FFW CORPORATION
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (Unaudited)

                                                                          Three Months Ended                  Nine Months Ended
                                                                              March 31,                          March 31,
                                                                 -------------------------------     ------------------------------
                                                                      1997              1996              1997              1996
                                                                 ------------      ------------      ------------      ------------
Cash flows from operating activities:

      Net Income ...........................................     $    446,980      $    393,469      $    953,002      $  1,156,250
      Adjustments  to  reconcile  net  income  to  net  cash
          from  operating activities:
          Depreciation and amortization, net of accretion ..           14,169            38,885            72,978            97,089
          Provision for loan losses ........................           35,000            36,153            70,000            48,153
          Net realized gains on sale/call of interest-
               earning assets ..............................           (9,990)          (35,620)          (43,616)         (141,718)
          Net losses on sale of repossessed assets, real
               estate owned and fixed assets ...............           (2,146)              347               242            49,432
          Origination of loans held for sale ...............         (556,725)       (2,801,435)       (2,697,414)       (5,666,450)
          Proceeds from sale of loans held for sale ........          721,265         2,344,635         3,167,033         5,214,369
          ESOP expenses ....................................           26,000            12,000           116,573            75,742
          Amortization of MRP contribution .................             --               6,539            13,079            37,061
          Net change in accrued interest receivable ........           (6,260)          (51,897)          (35,681)         (112,011)
          Net change in other assets .......................          360,691           (55,184)         (316,292)          135,822
          Net change in accrued interest payable, accrued
               expenses and other liabilities ..............          252,570           518,174           431,183           570,751
                                                                 ------------      ------------      ------------      ------------
                        Total adjustments ..................     $    834,574      $     12,597      $    778,085      $    308,240
                                                                 ------------      ------------      ------------      ------------
               Net cash from operating activities ..........     $  1,281,554      $    406,066      $  1,731,087      $  1,464,490

Cash flows from investing activities:

          Net change in interest-bearing deposits in other
               financial institutions ......................             --             185,565           362,664          (174,380)
          Proceeds from :
               sales/calls of securities available for sale           300,000           409,000           375,000         1,199,723
               sales/calls of securities held-to-maturity ..             --                --                --             500,000
               maturities of securities available for sale .          195,000           250,000           575,000           250,000
               maturities of securities held-to-maturity ...             --                --                --             300,000
          Purchase of :
               securities available for sale ...............          (45,908)       (1,569,848)         (642,497)       (6,689,391)
               Federal Home Loan Bank Stock ................             --                --                --             (57,200)
          Principal collected on mortgage- backed
               securities ..................................          128,844           205,588           455,980           594,665
          Net change in loans receivable ...................       (2,626,276)       (2,116,086)       (9,392,350)       (6,938,953)
                                                                                                                       ............
          Net purchases premises and equipment .............          (62,183)          (21,698)         (123,348)         (445,458)
          Proceeds from sales of other real estate and
               repossessed assets ..........................           56,671            15,653           253,011            77,815
                                                                 ------------      ------------      ------------      ------------
                        Net cash from investing activities .     $ (2,053,852)     $ (2,641,826)     $ (8,136,540)     $(11,383,179)

                                                   PART I: FINANCIAL INFORMATION
                                                          FFW CORPORATION
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (Continued)


                                                                      Three Months Ended                Nine Months Ended
                                                                           March 31,                         March 31,
                                                              -------------------------------    ------------------------------
                                                                    1997             1996             1997             1996
                                                               ------------     ------------     ------------     ------------
Cash flows from financing activities:

            Net increase in deposits ......................         325,468        3,428,744        5,721,284        6,200,988
            Proceeds from short-term borrowings ...........       6,925,468        5,500,000       16,425,468       19,000,000
            Payment on short-term borrowings ..............      (7,000,000)      (6,000,000)     (15,000,000)     (25,000,000)
            Purchase of Treasury Stock ....................        (153,125)        (378,128)        (329,750)        (737,150)
            Proceeds from exercising of stock options .....          19,500             --             19,500           21,120
            Cash dividends paid ...........................        (104,552)         (88,701)        (315,170)        (273,767)
                                                               ------------     ------------     ------------     ------------
                  Net cash from financing activities ......    $     12,759     $  2,461,915     $  6,521,332     $   (788,809)

Net increase (decrease) in cash and cash equivalents ......    $   (759,539)    $    226,155     $    115,879     $(10,707,498)
Cash and cash equivalents at beginning of period ..........    $  3,663,625     $  2,961,062     $  2,788,207     $ 13,894,715

Cash and cash equivalents at end of period ................    $  2,904,086     $  3,187,217     $  2,904,086     $  3,187,217
                                                               ============     ============     ============     ============


Supplemental disclosure of cash flow information:

            Cash paid during quarter for:
                  Interest ................................    $  1,416,813     $  1,333,257     $  4,958,976     $  4,678,221
                  Income Taxes ............................    $     50,000     $    168,100     $    426,000     $    383,100

            Non-cash investing activities transfers from:

                  Securities held-to-maturity to securities
                           available-for-sale .............            --               --               --       $ 29,301,698

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

         In the opinion of management, the Consolidated Condensed Financial Statements contain all adjustments (consisting only of normal recurring adjustments) necessary to represent fairly the financial condition of FFW Corporation as of March 31, 1997 and June 30, 1996, and the results of its operations, changes in shareholders' equity for the three and nine months ended March 31, 1997 and 1996. Financial Statement reclassifications have been made for the prior period to conform to classifications used as of and for the period ended March 31, 1997.

         Operating results for the three and nine months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 1997.

(2)  Earnings Per Share of Common Stock

         Earnings per share of Common Stock is computed by dividing net income for the period by the weighted average number of common stock and common stock equivalents outstanding during the three and nine month periods ended March 31, 1997 and 1996. Weighted average number of shares used in the earnings per share computations were 666,177 for the three-month period ended March 31, 1997 and 671,156 for the nine-month period ended March 31, 1997.

         On October 26, 1993, the shareholders of the Company ratified the adoption of the Company's 1992 Stock Option and Incentive Plan and the Management Recognition Plan and Trusts ("MRP"). Pursuant to the Stock Option Plan, 84,500 shares of the Company's Common Stock are reserved for issuance, of which the Company has granted options on 72,442 shares. As of March 31, 1997, options on 61,900 shares of the Company's Common Stock remain unexercised.

(3)  Regulatory Capital Requirements

         Pursuant to the Financial Institution Reform, Recovery, and Enforcement Act of l989 ("FIRREA"), savings institutions must meet three separate minimum capital-to-asset requirements. The following table summarizes, as of March 31, 1997, the capital requirements for the Bank under FIRREA and its actual capital ratios. As of March 31, 1997, the Bank substantially exceeded all current regulatory capital standards.

                                         Regulatory                 Actual
                                     Capital Requirement     Capital (Bank Only)
                                     -------------------     -------------------
                                      Amount    Percent       Amount     Percent
                                      ------    -------       ------     -------
                                                (Dollars in Thousands)
Risk-Based ........................  $ 7,161     8.00%       $13,277      14.83%
Core Capital ......................    4,672     3.00%        12,743       8.18%
Tangible Capital ..................    2,336     1.50%        12,743       8.18%

(4)  Common Stock Cash Dividends

On February 25, 1997, the Board of Directors of FFW Corporation, declared a quarterly cash dividend of $.15 per share. The dividend was paid March 31, 1997 to shareholders of record on March 15, 1997. The payment of the cash dividend reduced shareholders' equity by $104,552.

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

Forward - Looking Statements

         When used in this Form 10 - Q and in future filings by the Company with Securities and Exchange Commission, in the Company's press release or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrase "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify "forward - looking statements" within the meaning of the Private Securities Litigation Reform Act of 1997. Such statements are subject to certain risks and uncertainties, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward - looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed below could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

         The Company does not undertake - and specifically declines any obligation - to publicly release the result of any revisions which may be made to any forward - looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Financial Condition
         On January 1, 1997 the company hired a commercial loan officer with 8 years of commercial loan experience. This development of a new loan and deposit market should further position the bank as the predominate local bank in each of the markets which we serve.

         On February 24, 1997 the Company announced the intended acquisition of deposits and certain assets associated with the branch of NBD Bank N.A. in South Whitley, Indiana. The acquisition of this branch should result in an increase in deposits of approximately $18 million. While, there are no loans in this purchase, it will expand our market presence in a contiguous county, which is closer to the expanding Ft. Wayne market.

         This expansion will also allow the company to better utilize our excess capital for growth and provide a higher return for our shareholders once the transaction is closed. We anticipate the transaction to be completed sometime in June 1997.

         The Company's total assets increased $8.0 million, or 5.3%, from $150.5 million at June 30, 1996 to $148.9 million at March 31, 1997. This increase was due primarily to funds generated by an increase in deposits of $5.7 million and borrowings from FHLB of $1.4 million. Net loans receivables increased $9.3 million and securities available-for-sale decreased $881,000. All of which contributed to an increase in cash and cash equivalents of $116,000. Loan demand and liquidity needs may result in additional borrowings if deposits and loan growth remain at current levels.

         Total securities available-for-sale decreased $881,000 from $40.6 million at June 30, 1996 to $39.7 million at March 31, 1997. This decrease was primarily the result of repayments due to maturities/calls and decrease in portfolio value due to increasing interest rates. The available-for-sale portfolio consists primarily of municipal securities, government agencies, mortgage-backed securities and to a lesser extent mutual funds and FNMA preferred stock.

         Net loans receivable increased $9.3 million, or 9.3% and $2.6 million or 2.4%, from $100.5 million at June 30, 1996 and $107.3 million at December 31, 1996 respectively to $109.9 million at March 31, 1997. The increase in the loan portfolio for the quarter resulted, primarily, from an increase in non-mortgage loans of $2.4 million due to an increase in origination's. Management, consistent with its asset/liability objectives, will continue to sell all of its newly originated fixed-rate mortgage loans with terms to maturity greater than 15 years.

         Total deposits increased $5.7 million or 6.2% and $325,000 or .3% from $92.5 million at June 30, 1996 and $97.9 million at December 31, 1996 to $98.2 million at March 31, 1997. For the quarter ended March 31, 1997, Savings, Now and MMDA accounts increased $1.0 million or 2.1% while certificates of deposit decreased $1.1 million or 2.1%. Management believes that deposit growth may become more costly with the increase in interest rates and the competitive nature of the markets we serve. However, this cost increase should be reduced with our acquisition of the NBD Bank N. A. branch in South Whitley, Indiana. This acquisition will almost double our DDA/NOW account balances and increase our lower cost passbook balances. This should help us reduce the need for higher cost certificates and FHLB advances.

         Total borrowed funds increased $1.4 million from $41.8 million at June 30, 1996 to $43.2 million at March 31, 1997. The increase consisted of new short term advances from the Federal Home Loan Bank of Indianapolis.

         Total shareholders' equity increased $400,000 from $15.5 million at June 30, 1996 to $15.9 million at March 31, 1997. The increase resulted from net income of $953,000 for the nine months ended March 31, 1997, which was reduced for the same period by $315,000 for the payment of dividends and the repurchase of 16,000 shares of FFW stock at a cost of $329,750.

      Results of Operations - Comparison of the Three and Nine Months Ended
                        March 31, 1997 and March 31, 1996

         General. Net income increased by $54,000 and decreased $203,000 for the three and nine months ended March 31, 1997 respectively, as compared to the three and nine months ended March 31, 1997. The increase for the three months ended March 31, 1997 was primarily the result of increases in net interest income. The decrease for the nine months ended was primarily the result of the one time SAIF assessment of $337,800 net of taxes. All of these items are discussed in greater detail below.


         Net Interest Income. Net interest income increased $162,000 or 14.5% and $441,000 or 14.0% for the three and nine months ended March 31, 1997 and 1996 respectively. This was primarily the result of an increase in average interest-earning assets which exceeded the increase in average interest-bearing liabilities, and a corresponding increase in the spread earned.

         Interest Income. Interest income increased $249,000 and $756,000 to $3.1 million and $9.0 million for the three and nine months ended March 31, 1997 respectively, as compared to the three and nine months ended 11 March 31, 1996. The increases in interest income for the three and nine months ended March 31, 1997 were due to continued growth in interest-earning assets including mortgage loans, commercial and consumer loans and investment, as compared to the same periods ended March 31, 1996. These increased interest-earning assets are the result of competitive pricing, marketing, and the re-pricing of adjustable-rate loans and mortgage-backed securities.

         Interest Expense. Interest expense increased $88,000 and $293,000 to $1.8 million and $5.4 million for the three and nine months ended March 31, 1997 respectively, as compared to the three and nine months ended March 31, 1996. For the three months ended March 31, 1997, the increase in interest expense was due to an increase in borrowed funds and deposits outstanding as compared to the same periods in 1997. Interest rates, while declining during the first six months, have seen a increase that will probably continue through the remainder of this fiscal year. If interest rates remain at or near current levels, management anticipates the rate of shift to certificates from passbook accounts will continue. thereby raising our interest expense cost, as the difference between rates paid on existing certificates and passbooks expands.

         Provision for Loan Losses. The provision for loan losses increased $1,000 and 22,000 for the three and nine months ended March 31, 1997, respectively as compared to the three and nine months ended March 31, 1996. The loan loss provisions are based on management's quarterly analysis of the allowance for loan losses. The provisions for the three and nine month periods reflect an increase in non-mortgage lending and the inherent riskiness and the number of these loans as compared to 1-4 family mortgage loans. With the expansion into commercial lending the company will continue to increase its allowance for loan losses and make future additions to the allowance through the provision for loan losses as loan growth, economic and regulatory conditions dictate. Although the Company maintains its allowance for loan losses at a level which is deemed consistent with the level of risk in the portfolio, economic conditions, etc. there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods.

         Non-interest Income. Non-interest income increased by $15,000 and $0 to $157,000 and $476,000 for the three and nine months ended March 31, 1997 respectively, as compared to the three and nine months ended March 31, 1996. The increase was the result of increased other income which was offset by reduced gain on sales of loans to the Federal Home Loan Mortgage Corporation of $21,000 and $90,000 for the three and nine months ended March 31, 1997 respectively. Management believes that with the rise of interest rates we will see a decrease in the gain on sales of loans to Freddie Mac for the remainder of the year as compared to earlier in the year.

         Non-Interest Expense. Non-interest expense increased $93,000 and $818,000 to $730,000 and $2.7 million for the three and nine months ended March 31, 1997 respectively, as compared to the three and nine months ended March 31, 1996. For the three months ended March 31, 1997, compensation and benefits expenses increased by $62,000; other expenses increased by $68,000; SAIF insurance premiums decreased $44,000 as compared to the three months ended March 31, 1997. For the nine months ended March 31, 1997, compensation and benefit expense increased $156,000 due to increased clerical and officer staff due to increased growth. Other expenses increased by $139,000 due to cost related to the planned acquisition of NBD branch, being named business of the year in Wabash, increased data processing cost and a contribution in the way of a neighborhood tax credit purchase for the Wabash downtown revitalization. SAIF deposit premiums increased $522,000 due to the one time assessment paid as compared to the nine months ended March 31, 1996.

         Income Tax Expense. Income tax expense increased $31,000 and decreased $174,000 to $221,000 and $391,000 for the three and nine months ended March 31, 1997 respectively, as compared to the three and nine months ended March 31, 1996. The decrease was due to the tax effect of the one time SAIF assessment for the nine months ended March 31, 1997.

         Non-Performing Assets and Allowance for Loan Losses. The allowance for loan losses is calculated based upon an evaluation of pertinent factors underlying the types and qualities of the Company's loans. Management considers such factors as the repayment status of a loan, the estimated net realizable value of the underlying collateral, the borrower's ability to repay the loan, current and anticipated economic conditions which might affect the borrower's ability to repay the loan and the Company's past statistical history concerning charge-offs. The Company's allowance for loan losses as of March 31, 1997, was $534,000 or 0.5% of total loans. The December 31, 1996 allowance for loan losses was $532,000, or 0.5% of total loans. Total loans classified as substandard, doubtful or loss as of March 31, 1997 were $1.0 million or 0.9% of total assets. Management has considered non-performing assets and total classified assets in establishing the allowance for loan losses.

The ratio of non-performing assets to total assets is one indicator of the exposure to credit risk. Non-performing assets of the Company consist of non-accruing loans, accruing loans delinquent 90 days or more, and foreclosed assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure.

                                                          03/31/97      12/31/96
                                                          --------      --------
                                                           (Dollars in Thousands)
Non-Accruing Loans .................................         $315          $101

Accruing Loans Delinquent 90 days or more ..........          --            --
Troubled Debt Restructurings

Foreclosed Assets ..................................           40            50

Total Non-Performing Assets ........................         $355          $180
                                                             ====          ====
Total Non-Performing Assets as a
Percentage of Total Assets .........................           22%          .11%

Total non-performing assets increased $175,000 to $355,000, or .22% of total assets at March 31, 1997, from $180,000 or .11% of total assets at December 31, 1996. The increase in non-performing assets was primarily due to the addition of one loan for $196,000 that has since been paid current. Foreclosed assets decreased $10,000 due to the disposal of several repossessed vehicles.

         Liquidity and Capital Resources. The Company's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, FHLB Indianapolis advances and funds provided by operations. While scheduled loan and mortgage-backed security repayments and maturity of short-term investments are a relatively predictable source of funds, deposit flows are greatly influenced by general interest rates, economic conditions, competition and, most recently, the restructuring occurring in the thrift industry. Current Office of Thrift Supervision regulations require the Bank to maintain cash and eligible investments in an amount equal to at least 5.0% of customer accounts and short-term borrowings to assure its ability to meet demands for withdrawals and repayment of short-term borrowings. As of March 31, 1997, the Bank's liquidity ratio of 9.15%, exceeds the minimum regulatory requirements.

The Company uses its capital resources principally to meet its ongoing commitments to fund maturing certificates of deposits and loan commitments, maintain is liquidity and meet operating expenses. At March 31, 1997, the Company has commitments to originate loans totaling $2.2 million. The Company considers its liquidity and capital resources to be adequate to meet its foreseeable short- and long-term needs. The Company expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.

         Regulatory standards impose the following capital requirements: a risk-based capital standard expressed as a percent of risk-adjusted assets, a leverage ratio of core capital to total adjusted assets, and a tangible capital ratio expressed as a percent of total adjusted assets. As of March 31, 1997, the Bank exceeded all fully phased-in regulatory capital standards.

         At March 31, 1997, the Bank's tangible capital was $12.7 million, or 8.2% of adjusted total assets, which is in excess of the 1.5% requirement by $10.4 million. In addition, at March 31, 1997, the Bank had core capital of
$12.7 million, or 8.2% of adjusted total assets, which exceeds the 3.0% requirement by $8.0 million. The Bank had risk-based capital of $13.3 million at March 31, 1997 or 14.8% of risk-adjusted assets which exceeds the 8.0% risk-based capital requirements by $6.1 million.

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

                           Part II - Other Information

As of March 31, 1997, management is not aware of any current recommendations by regulatory authorities which, if they were to be implemented, would have or are reasonably likely to have a material adverse effect on the Company's liquidity, capital resources or operations.

Item 1  -  Legal Proceedings

         Not Applicable.

Item 2  -  Changes in Securities

         Not Applicable.

Item 3  -  Defaults upon Senior Securities

         Not Applicable.

Item 4  -  Other Information

         Not Applicable
Item 5  -  Exhibits and Reports on Form 8-K

         (a)  Exhibits

               Not Applicable

         (b) The following is a description of the Form 8-K's filed during the quarter ended March 31, 1997.

             (i) A Form 8-K was filed on January 30, 1997 announcing the annual earnings for the quarter ended December 31, 1996.

             (ii) A Form 8-K was filed on February 27, 1997 announcing that a quarterly dividend was declared on February 25, 1997, payable March 31, 1997 to record holders on March 15, 1997.

           (iii) A Form 8-K was filed on February 27, 1997 announcing that a definitive agreement had been signed for the acquisition of a NBD Bank N.A. branch in South Whitley, Indiana.

                                   SIGNATURES



Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   FFW CORPORATION
                                                   Registrant




Date:  May 7, 1997                                 /s/Nicholas M. George
                                                   ---------------------
                                                   Nicholas M. George
                                                   President and Chief
                                                   Executive Officer




Date:  May 7, 1997                                 /s/Charles E. Redman
                                                   --------------------
                                                   Charles E. Redman
                                                   Treasurer and Chief Financial
                                                   Accounting Officer