Form 10KSB
period 1997-06-30
FFW CORP
filed 1997-09-29
CIK 895401

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

         For the fiscal year ended June 30, 1997
                                                                 OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from                         to



                         Commission File Number 0-21170


                                 FFW CORPORATION
--------------------------------------------------------------------------------

                 (Name of small business issuer in its charter)

            Delaware                                          35-1875502
 (State or other  jurisdiction of                         (IRS Employer
 incorporation  or organization)                          Identification No.)


1205 N. Cass Street, Wabash, Indiana                          46992-1027
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:          (219) 563-3185


           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.01 per share
                                (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90
days. YES [ X ]   NO  [   ].

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         State  the  issuer's   revenues  for  its  most  recent   fiscal  year:
$12,897,924.

         The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and asked prices of such stock on the NASDAQ System as of September 15, 1997, was $15.1 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

         As of September 15, 1997, there were issued and outstanding 714,847 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Parts II and IV of Form 10-KSB - Portions of the Annual Report to Stockholders for the fiscal year ended June 30, 1997.

         Part III of Form 10-KSB - Proxy Statement for 1997 Annual Meeting of Stockholders.

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

         At June 30, 1997, the Company had $180.1 million of assets and shareholders' equity of $17.1 million (or 9.52% of total assets).

         The executive offices of the Company are located at 1205 N. Cass Street, Wabash, Indiana 46992, and its telephone number at that address is (219) 563-3185.

         First Federal. First Federal is a federally chartered stock savings bank headquartered in Wabash, Indiana and regulated by the Office of Thrift Supervision ("OTS"). Its deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (the "FDIC"), which is backed by the full faith and credit of the United States. In June 1997 First Federal closed on the acquisition of a NBD Bank branch in South Whitley, Indiana. First Federal's primary market area covers Wabash and Kosciusko and Whitley Counties in northeast and central Indiana, which are serviced through its three offices in Wabash, North Manchester, Syracuse and South Whitley, Indiana.

         The principal business of the Bank consists of attracting retail deposits from the general public and investing those funds primarily in one- to four-family residential mortgage and consumer loans, and, to a lesser extent, commercial and multi-family real estate, construction and commercial business loans primarily in the Bank's market area. The Bank also purchases mortgage-backed securities and invests in U.S. Government and agency obligations and other permissible investments. At June 30, 1997, substantially all of the Bank's real estate mortgage loans (excluding mortgage-backed securities) were secured by properties located in Indiana.

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

         The Bank offers a variety of accounts having a wide range of interest rates and terms. The Bank's deposits include passbook accounts, money market savings accounts, NOW, money market checking and regular checking accounts, and certificate accounts with terms of three to 60 months. The Bank only solicits deposits in its primary market area and does not accept brokered deposits. The Bank also has, from time to time, borrowed funds, both in the form of Federal Home Loan Bank ("FHLB") advances and by entering into repurchase agreements. At June 30, 1997, the Bank had FHLB advances totaling $44.8 million.

         FirstFed Financial of Wabash, Inc. During fiscal 1993, the Company acquired FirstFed Financial of Wabash, Inc. ("FirstFed") from the Bank. FirstFed offers insurance products, including life insurance, mutual funds, annuity and brokerage services through a registered broker dealer. FirstFed, which is located in Wabash, Indiana was incorporated in 1989. FirstFed had net income of approximately $32,500 for the fiscal year ended June 30, 1997.

Forward-Looking Statements

         When used in this Form 10-KSB and in future filings by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify
"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks and uncertainties, including but not limited to changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, all or some of which could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made and are subject to the above-stated qualifications in any event. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

         The Company does not undertake--and specifically declines any obligation--to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Lending Activities of the Bank

         Market Area of the Bank. The main office of the Bank is located in Wabash, Indiana, which is located in Wabash County. The Bank operates three branches, one in North Manchester and another in Syracuse and now one in South Whitley, Indiana. North Manchester is located in Wabash County and Syracuse is located in adjacent Kosciusko County and South Whitley is located in adjacent Whitley County. The Bank considers Wabash and Kosciusko and Whitley Counties as its primary market area. The Bank also serves Grant, Miami, Huntington, Whitley and Elkhart Counties in Indiana.

         Wabash County is served by Conrail and the Norfolk Southern railroads, and also has a local municipal airport. Ft. Wayne, Indiana, 45 miles to the northeast, has a commercial airport served by two major airlines and several commuter affiliates. Wabash County has a mixed agriculture and industrial economy. Several major employers in Wabash County are suppliers to the automotive industry. Wabash County also has Manchester College, a four-year private undergraduate institution, and the Wabash County Hospital, a facility with 135 beds. Major manufacturing employers in Wabash County include Jefferson Smurfitt, Eaton Corporation, Ford Meter Box Company, Inc., GenCorp Automotive, Heckman Bindery, Hiz Inc., Blue Sky, Inc., United Technologies, Inc., Wabash Alloys, Cast Molding Industries, Inc. and Wabash Magnetics.

         Kosciusko County's economy includes a mix of recreational, manufacturing, biomedical and manufactured home industries. Major private employers in Kosciusko County include GTI Corporation, Dalton Foundries, Inc., Maple Leaf Farms, Inc., Biomet, Inc., Danek Group, Zimmer Inc., R. R. Donnelley, Depuy Inc., Kemole Glass, Inc., Othy, Inc. and Creighton Brothers.

         Whitley County's economy includes a mix of agriculture and light manufacturing related to electronics, musical instruments and printing. Major private employers in Whitley County include Fox Products, Stumps Printing Co., Wheatherhead, Magnavox and Essex Corporation.

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

         While the Bank primarily focuses its lending activities on the origination of loans secured by first mortgages on owner-occupied one- to four-family residences, it also originates consumer (including automobile), commercial and multi-family real estate, commercial business, and residential construction loans in its primary market area. At June 30, 1997, the Bank's net loan portfolio totaled $114.2 million.

         The Executive Committee of the Bank, comprised of any three outside directors selected by and including the Chairman, has the responsibility for the supervision of the Bank's loan portfolio with an overview by the Board of Directors. The Bank's loan policy requires Executive Committee or full Board approval on mortgage, commercial and consumer loans over certain dollar thresholds, loan extensions, special loan situations, assumptions and loan participations. The Board of Directors has responsibility for the overall supervision of the Bank's loan portfolio and in addition, reviews all foreclosure actions or the taking of deeds-in-lieu of foreclosure.

         The aggregate amount of loans that the Bank is permitted to make under applicable federal regulations to any one borrower, including related entities, or the aggregate amount that the Bank could have invested in any one real estate project is generally the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation - Federal Regulation of Savings Associations." At June 30, 1997, the maximum amount which the Bank could have lent to any one borrower and the borrower's related entities was approximately $2.1 million. At June 30, 1997, the Bank had no loans with outstanding balances in excess of this amount. The principal balance of the largest amount outstanding to any one borrower, or group of related borrowers, was approximately $1.1 million at June 30, 1997. Currently, it is the Bank's general policy to limit its loans to one borrower to $500,000, although this limit may be exceeded under certain circumstances.

         Loan Portfolio Composition. The following table contains information concerning the composition of the Bank's loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees, cost and discounts and allowances for loan losses) as of the dates indicated.

                                                                       June 30,
                                       --------------------------------------------------------------------------------
                                                1997                     1996                          1995
                                       ---------------------    ----------------------         ------------------------
                                          Amount     Percent    Amount         Percent         Amount          Percent
                                          ------     -------    ------         -------         ------          -------
                                                                 (Dollars in Thousands)
Real Estate Loans:
 One- to four-family................   $  64,921      56.21%    $60,732         59.32%         $60,353           64.76%
 Commercial and multi-family........       6,426       5.56       7,218          7.05            6,547            7.03
 Construction.......................       2,974       2.58       2,676          2.61            1,406            1.51
                                       ---------     ------    --------        ------          -------          ------
    Total real estate loans.........      74,321      64.35      70,626         68.98           68,306           73.30
                                       ---------     ------     -------        ------          -------          ------

Other Loans:
 Consumer Loans:
  Deposit account...................         451        .39         226           .22              326             .35
  Automobile........................      22,625      19.59      18,464         18.03           12,405           13.31
  Home equity and improvement.......       6,970       6.03       4,624          4.52            4,487            4.82
  Manufactured home.................         350        .30         481           .47              616             .66
  Other.............................       3,972       3.44       3,583          3.50            2,517            2.70
                                       ---------     ------    --------        ------          -------          ------
    Total consumer loans............      34,368      29.75      27,378         26.74           20,351           21.84
                                       ---------     ------    --------        ------          -------          ------
 Commercial business loans..........       6,813       5.90       4,378          4.28            4,531            4.86
                                       ---------     ------    --------        ------          -------          ------

  Total other loans.................      41,181      35.65      31,756         31.02           24,882           26.70
                                       ---------     ------    --------        ------          -------          ------

    Total loans.....................     115,502     100.00%    102,382        100.00%          93,188          100.00%
                                                     ======                    ======                           ======
Less:
----
 Loans in process...................       1,134                  1,548                            371
 Deferred fees, cost and discounts..        (363)                  (248)                          (142)
 Allowance for loan losses..........         572                    553                            484
                                        --------               --------                        -------
    Total loans, net................    $114,159               $100,529                        $92,475
                                        ========               ========                        =======

         The following table shows the composition of the Bank's loan portfolio by fixed and adjustable-rate at the dates indicated.

                                                                                    June 30,
                                       ---------------------------------------------------------------------------------------------
                                                   1997                              1996                              1995
                                       -----------------------------    ------------------------------        ----------------------
                                         Amount            Percent          Amount            Percent         Amount         Percent
                                         ------            -------          ------            -------         ------         -------
                                                                              (Dollars in Thousands)
Fixed-Rate Loans:
Real Estate:
 One- to four-family...................$    8,588             7.43%       $   8,302              8.11%         $7,772          8.34%
 Commercial and multi-family...........     1,676             1.45            2,248              2.19           1,018          1.09
 Construction..........................     1,222             1.06            1,094              1.07             843           .91
                                       ----------         --------         --------            ------         -------        ------
     Total real estate loans...........    11,486             9.94           11,644             11.37           9,633         10.34
                                       ----------         --------          -------             -----         -------        ------

Consumer...............................    31,222            27.03           26,839             26.21          18,814         20.19
Commercial business....................     2,921             2.53            1,430              1.40           1,168          1.25
                                       ----------         --------         --------            ------         -------        ------
     Total fixed-rate loans............    45,629            39.50           39,913             38.98          29,615         31.78
                                       ----------          -------          -------             -----         -------        ------

Adjustable-Rate Loans:
 Real estate:
  One- to four-family..................    56,333            48.77           52,430             51.21          52,581         56.43
  Commercial and multi-family..........     4,750             4.11            4,970              4.85           5,529          5.93
  Construction.........................     1,752             1.52            1,582              1.55             563           .60
                                       ----------         --------         --------            ------         -------       -------
     Total real estate loans...........    62,835            54.40           58,982             57.61          58,673         62.96
                                       ----------          -------          -------             -----         -------        ------

 Consumer..............................     3,146             2.73              539               .53           1,537          1.65
 Commercial business...................     3,892             3.37            2,948              2.88           3,363          3.61
                                       ----------         --------         --------             -----         -------        ------
     Total adjustable-rate loans.......    69,873            60.50           62,469             61.02          63,573         68.22
                                       ----------          -------          -------             -----         -------        ------

     Total loans.......................   115,502           100.00%         102,382            100.00%         93,188        100.00%
                                                            ======                             ======                        ======

Less:
 Loans in process......................     1,134                             1,548                               371
 Deferred fees, cost and discounts.....     (363)                             (248)                             (142)
 Allowance for loan losses.............       572                               553                               484
                                       ----------                         ---------                           -------
     Total loans, net..................  $114,159                          $100,529                           $92,475
                                         ========                          ========                           =======

         The following schedule illustrates the interest rate sensitivity of the Bank's loan portfolio (including non-accruing loans) at June 30, 1997. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.



                                                                          Real Estate
                               ---------------------------------------------------------------------- -----------------------


                                 One- to four-family          Commercial            Construction              Consumer
                               ----------------------     ----------------------  -------------------  ----------------------

                                             Weighted                Weighted               Weighted                Weighted
                                             Average                 Average                Average                  Average
                                  Amount       Rate       Amount       Rate       Amount     Rate       Amount       Rate
                               ----------------------------------------------------------------------- ----------------------
                                                                   (Dollars in Thousands)
  Due During
 Years Ending
   June 30,

1998..........................  $     36       8.20%        167       8.75%      $1,037       8.74%     $  2,700       9.44%
1999..........................        85       8.25           3      10.50          ---        ---         2,099       9.65
2000..........................       122       8.27         261       9.50          ---        ---         4,841       9.52
2001 to 2002..................     1,225       8.83         143       9.92          ---        ---        18,248       9.36
2003 to 2007..................     5,275       8.26       1,072       9.22          ---        ---         3,013      10.17
2008 to 2022..................    28,803       8.22       3,194       8.85          390       8.23         3,467       9.62
2023 and following............    29,375       8.21       1,586       8.98        1,547       8.10           ---        ---
                                --------       ----      ------      -----       ------      -----      --------      -----
                                $ 64,921       8.23%      6,426       8.99%      $2,974       8.34%     $ 34,368       9.50%
                                ========                 ======                  ======                 ========
                                               Commercial
                                                Business               Total
                                     ------------------------------------------------
                                                 Weighted
                                                  Average
                                     Amount        Rate        Amount         Percent
                                     ------        ----        ------         -------
  Due During
 Years Ending
   June 30,
1998..........................       $3,427          9.63     $  7,367           6.38%
1999..........................          506          8.79        2,693           2.33
2000..........................          735          9.05        5,959           5.16
2001 to 2002..................        1,309          8.84       20,925          18.12
2003 to 2007..................          667          9.16       10,027           8.68
2008 to 2022..................          169          9.46       36,023          31.19
2023 and following............          ---         ---         32,508          28.14
                                     ------         -----     --------         -------
                                     $6,813          9.30%    $115,502         100.00%
                                     ======                   ========

         The total amount of loans due after June 30, 1998 which have fixed interest rates is $40.0 million, while the total amount of loans due after such dates which have floating or adjustable interest rates is $68.1 million.

         One- to Four-Family Residential Mortgage Lending. Residential loan originations of this type are generated by the Bank's marketing efforts, its present customers, walk-in customers and referrals from real estate agents and builders. The Bank focuses its lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences. At June 30, 1997, the Bank's one- to four-family residential mortgage loans totaled $64.9 million, or approximately 56.2% of the Bank's total gross loan portfolio.

         The Bank currently offers fixed-rate monthly, ARM payment and balloon loans. During the year ended June 30, 1997, the Bank originated $25.9 million of adjustable-rate real estate loans, most of which were secured by one- to four-family residential real estate. During fiscal 1997, the Bank originated $7.9 million of fixed-rate real estate loans, most of which were secured by one- to four-family residential real estate. The Bank's one- to four-family residential mortgage originations are primarily in its market and surrounding areas.

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

         Due to consumer demand, the Bank also offers fixed-rate 10- through 15-year and 15- through 30-year mortgage loans, most of which conform to the secondary market standards of the Federal Home Loan Mortgage Corporation ("FHLMC").

         Interest rates charged on these fixed-rate loans are competitively priced according to market conditions. Residential loans generally do not include prepayment penalties. Most of the fixed-rate loans with maturities of 15 to 30 years are sold in the secondary market. The Bank generally retains servicing rights on such loans. Generally, the Bank will retain fixed-rate loans with maturities of 15 years or less in its portfolio. The Bank reserves the right to discontinue, adjust or create new lending programs to respond to its needs and to competitive factors.

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

         Consumer Lending. First Federal offers a variety of secured consumer loans, including automobile, home equity, home improvement, manufactured home and student loans, and loans secured by savings deposits. In addition, First Federal offers other secured and unsecured consumer loans. The Bank currently originates substantially all of its consumer loans in its primary market area and surrounding areas. The Bank originates consumer loans on both a direct and indirect basis. Direct loans are made when the Bank extends credit directly to the borrower. Indirect loans are obtained when the Bank purchases loan contracts from retailers of goods or services which have extended credit to their customers. The only indirect lending by First Federal began in the early 1980s, and is with selected automobile and boat dealers located in the Bank's primary market and surrounding areas. The Bank underwrites each indirect loan in accordance with its normal consumer loan standards. At June 30, 1997, the Bank's consumer loan portfolio totaled $34.4 million, or 29.8% of its total gross loan portfolio.

         Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles or mobile homes. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At June 30, 1997, $248,000 or approximately 0.7% of the consumer loan portfolio was non-performing. There can be no assurance that delinquencies will not increase in the future.

         The largest component of First Federal's consumer loan portfolio consists of automobile loans. At June 30, 1997, automobile loans totaled $22.6 million, or approximately 19.6% of the Bank's gross loan portfolio.

         Loans secured by second mortgages, together with loans secured by all prior liens, are currently limited to 100% or less of the appraised value of the property securing the loan, unless the first mortgage is held by First Federal in which case the percentage is 100%. Generally, such loans have a maximum term of up to 20 years. As of June 30, 1997, home equity and home improvement loans, most of which are secured by second mortgages, amounted to $7.0 million, or 6.0% of the Bank's gross loan portfolio.

         In the early 1970s, First Federal began originating loans secured by new and used manufactured homes purchased by qualified individuals in its primary market and surrounding areas. At June 30, 1997, manufactured home loans totaled $350,000, or approximately 0.3%, of the Bank's gross loan portfolio.

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

         Construction Lending. The Bank engages in limited amounts of construction lending to individuals for the construction of their residences as well as to builders for the construction of single family homes in the Bank's primary market area and surrounding areas. At June 30, 1997, the Bank had $3.0 million of gross construction loans, most of which were to borrowers who intended to live in the properties upon completion of construction.

         Construction loans to individuals for their residences are structured to be converted to permanent loans at the end of the construction phase, which typically runs for six months. During the construction phase, the borrower pays interest only. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans. Generally, fixed-rate loans during the construction phase are not permitted, but at a higher rate during the construction period.

         Construction loans to builders of one- to four-family residences require the payment of interest only for up to 12 months. In most cases, these loans carry adjustable interest rates. At June 30, 1997, the Bank had $913,000 in construction loans outstanding to builders.

         Construction lending generally affords the Bank an opportunity to receive interest at rates higher than those obtainable from permanent residential loans and to receive higher origination and other loan fees. In addition, construction loans are generally made with adjustable rates of interest or for relatively short terms. Nevertheless, construction lending is generally considered to involve a higher level of credit risk than one- to four-family residential lending due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on development projects, real estate developers and managers. In addition, the nature of these loans is such that they are more difficult to evaluate and monitor. Finally, the risk of loss on construction loans is dependent largely upon the accuracy of the initial estimate of the individual property's value upon completion of the project and the estimated cost
(including interest) of the project. If the cost estimate proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the project. At June 30, 1997, the Bank had no construction loans outstanding which were over thirty days delinquent.

         Commercial and Multi-Family Real Estate Lending. The Bank has also engaged in limited commercial and multi-family real estate lending in the Wabash market area and surrounding areas and has purchased participation interests in loans from other financial institutions throughout Indiana and neighboring jurisdictions. At June 30, 1997, the Bank had $6.4 million of commercial and multi-family real estate loans, which represented 5.6% of the Bank's total gross loan portfolio. At June 30, 1997, all of the Bank's commercial and multi-family real estate loan portfolio was secured by properties located in Indiana.

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

         Commercial Business Lending. The Bank also originates an increasing a limited number of commercial business loans. At June 30, 1997, approximately $6.8 million, or 5.9% of the Bank's total gross loan portfolio was comprised of commercial business loans. The bank plans to increase the balance of commercial loans in it's portfolio. To accomplish this a commercial loan officer was hired and a commercial loan department was set up this year.

         Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which, in turn, is likely to be dependent upon the general economic environment). The Bank's commercial business loans are usually, but not always, secured by business assets. However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. At June 30, 1997, First Federal's commercial business loan portfolio was performing substantially in accordance with its repayment terms.

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

Originations, Purchases, Sales and Servicing of Loans and Mortgage-Backed Securities

         Real estate loans are generally originated by First Federal's staff of salaried loan officers and commissioned loan originator. Loan applications are taken and processed in the branches and main office of the Bank.

         While the Bank originates both adjustable-rate and fixed-rate loans, its ability to originate loans is dependent upon the relative customer demand for loans in its market. Demand is affected by the interest rate environment. The Bank currently holds in its portfolio most adjustable-rate loans and first mortgage, fixed-rate real estate loans with maturities of 15 years or less it originated and the remainder of such loans is sold primarily to the FHLMC. In selling these fixed-rate mortgage loans, the Bank retains the servicing rights.

         In fiscal 1997, the Bank originated $70.6 million of loans, compared to $48.6 million and $36.1 million in fiscal 1996 and 1995, respectively. The increase from fiscal 1996 to 1997 was due to favorable rates and expanding our markets with a loan originator. The increase from fiscal 1995 to 1996 was due to favorable rates. Lower originations of loans in fiscal 1995 were somewhat offset by a lower level of repayments during the same period. In fiscal 1997, $54.3 million of loans were repaid, compared to $32.5 million and $21.1 million in fiscal 1996 and 1995, respectively.

         No mortgage-backed securities were purchased in fiscal years 1997, 1996 or 1995. Sales of real estate loans totaled $3.6 million in fiscal 1997, compared to $6.7 million and $2.4 million in fiscal 1996 and 1995, respectively. In summary, net loans and mortgage-backed securities increased by $13.5 million in fiscal 1997, compared to a $7.3 million and $12.8 million increase in fiscal 1996 and 1995, respectively. The increase in fiscal 1997, 1996 and 1995 were attributable to the increased loan originations.

         Currently, the Bank sells whole loans and, in the past, has sold loan participations primarily without recourse. Sales of whole loans and loan participations generally have been beneficial to the Bank since these sales usually generate income at the time of sale, produce future servicing income and provide funds for additional lending and other investments. During fiscal 1997, the Bank sold $3.6 million of loans.

         When loans are sold, the Bank typically retains the responsibility for collecting and remitting loan payments, making certain that real estate tax payments are made on behalf of borrowers, and otherwise servicing the loans. The Bank receives a servicing fee for performing these services. The amount of servicing fees received by the Bank varies but is generally calculated on the basis of 1/4th of 1% per annum for fixed-rate mortgage loans on the outstanding principal amount of the loans serviced. The servicing fee is recognized as income over the life of the loans. At June 30, 1997, the Bank serviced for others approximately $21.4 million of mortgage loans that it originated and sold.

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


                                                    Year Ended June 30
                                            ------------------------------------

                                               1997         1996           1995
                                             --------     --------      --------
                                                      (In Thousands)
Originations by type:
 Adjustable-rate:
  Real estate - one- to four-family ....     $ 25,456     $ 11,143      $ 11,831
         - commercial and multi-family .          449          442         1,068
  Non-real estate - consumer ...........          125           37           779
         - commercial business .........        5,681        2,745         2,903
                                             --------     --------      --------
         Total adjustable-rate .........       31,711       14,367        16,581
                                             --------     --------      --------
 Fixed-rate:
  Real estate - one- to four-family ....        7,740        9,356         3,765
         - commercial and multi-family .          147        1,372           409
  Non-real estate - consumer ...........       28,374       22,531        15,387
         - commercial business .........        2,676          986          --
                                             --------     --------      --------
         Total fixed-rate ..............       38,937       34,245        19,561
                                             --------     --------      --------
         Total loans originated ........       70,648       48,612        36,142
                                             --------     --------      --------

Purchases:
  Mortgage-backed securities ...........         --           --            --

Sales:
  Real estate loans ....................        3,607        6,693         2,447

Principal Repayments:
  Loans ................................       54,345       32,515        21,060
  Mortgage-backed securities ...........          595          770           630
                                             --------     --------      --------
         Total repayments ..............       54,940       33,285        21,690
                                             --------     --------      --------

Increase (decrease) in other items .....        1,427       (1,319)          746
                                             --------     --------      --------

         Net increase ..................     $ 13,528     $  7,315      $ 12,751
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

         The following table sets forth information concerning delinquent mortgage and other loans at June 30, 1997. The amounts presented represent the total remaining principal balances of the related loans, rather than the actual payment amounts which are overdue.

                                           Real Estate
                           -----------------------------------------------------

                                                            Commercial and
                              One- to four-family             Multi-Family               Consumer                Construction
                           -------------------------- -------------------------- ------------------------  -------------------------
                           Number   Amount   Percent  Number   Amount   Percent  Number   Amount  Percent  Number   Amount   Percent
                           ------   ------   -------  ------   ------   -------  ------   ------  -------  ------   ------   -------
                                                                        (Dollars in Thousands)
Loans delinquent for:

 30-59 days .............      5    $  231     82.50%     1    $   22   100.00%    79    $  625    55.07%    --     $  --      ---%
 60-89 days .............      2        49     17.50     --        --    --        34       262    23.08     --        --       --
 90 days and over .......     --        --        --     --        --    --        16       248    21.85     --        --       --
                            ----     ------    ------   ---     -----   -----    ----    ------    -----    ---     -----    ------

   Total delinquent loans      7    $  280    100.00%     1    $   22   100.00%   129    $1,135   100.00%    --     $  --    100.00%
                            ====     ======    ======   ===    ======   ======   ====    ======   ======    ===     =====    ======


         There were no delinquent commercial business loans at June 30, 1997. The ratio of delinquent loans to total loans (net), was 1.26% at June 30, 1997.

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

                                                            June 30
                                                   -----------------------------
                                                    1997       1996       1995
                                                    ----       ----       ----
                                                       (Dollars in Thousands)
Non-accruing loans:
  One- to four-family .........................      $--         --        $ 23
  Commercial and multi-family real estate .....       --          23
  Consumer ....................................       248         65         58
                                                     ----       ----       ----
         Total non-accruing loans .............       248         65        104
                                                     ----       ----       ----

Foreclosed and repossessed assets:
  One- to four-family .........................       --         --         --
  Commercial and multi-family real estate .....       --         --         --
  Consumer ....................................        33         27         24
                                                     ----       ----       ----
         Total foreclosed assets ..............        33         27         24
                                                     ----       ----       ----

Troubled debt restructurings ..................       --         --         --

Total non-performing assets ...................      $281       $ 92       $128
                                                     ====       ====       ====
Total as a percentage of total assets .........       .16%       .06%       .09%
                                                     ====       ====       ====

         For the fiscal year ended June 30, 1997, gross interest income which would have been recorded had the non-accruing loans been current amounted to $15,000. The amount that was included in interest income on such loans was $10,000 for the fiscal year ended June 30, 1997.

         Non-Performing Assets. Included in non-accruing loans at June 30, 1997 were 16 consumer loans totaling $248,000 secured by property including automobiles, manufactured homes and other collateral. Foreclosed and repossessed assets included automobiles totaling $33,000 at June 30, 1997.

         Other Loans of Concern. In addition to the non-performing loans and foreclosed and repossessed assets set forth in the preceding table, as of June 30, 1997 there was also an aggregate of $1.5 million in net book value of loans classified by the Bank with respect to the majority of which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. The principal components of loans of concern are 35 consumer loans aggregating $755,000, 22 one- to four-family loans aggregating $758,000 and one commercial real estate loan totalling $22,000.

         As of June 30, 1997, there were no other loans not included on the foregoing table or discussed above where known information about the possible credit problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

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

         In accordance with its classification of assets policy, the Bank regularly reviews the loans in its portfolio to determine whether any loans require classification. On the basis of management's review of its assets, at June 30, 1997, the Bank had classified a total of approximately $899,000 of its assets as substandard, $82,000 as doubtful, $none as loss and $802,000 as special mention. At June 30, 1997, total classified assets, including special mention assets, comprised $1.8 million, or 12.9% of the Bank's capital, or 1.0% of the Bank's total assets.

         Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity. Such evaluation, which includes a review of loans for which full collectibility may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance.

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

         Although management believes that it uses the best information available to determine the allowances, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Bank's allowances will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. At June 30, 1997, the Bank had a total allowance for loan losses of $572,000 or .50% of total loans, net. See Notes 1 and 3 of the Notes to Consolidated Financial Statements in the Annual Report to Stockholders (the "Annual Report"), attached hereto as Exhibit 13.

         The following table sets forth an analysis of the Bank's allowance for loan losses.

                                                          Year Ended June 30
                                                       ------------------------
                                                       1997      1996      1995
                                                       ----      ----      ----
                                                         (Dollars in Thousands)
Balance at beginning of period ....................     $553     $484      $485

Charge-offs:
 One- to four-family ..............................        3       16         2
 Consumer .........................................      181       64        45
                                                        ----     ----      ----
                                                         184       80        47
                                                        ----     ----      ----

Recoveries:
 Consumer .........................................       83       10        12
 Commercial and multi-family real estate ..........      --        44       --
                                                        ----     ----      ----
                                                          83       54        12

Net charge-offs ...................................      101       26        35
Additions charged to operations ...................      120       95        34
                                                        ----     ----      ----
Balance at end of period ..........................     $572     $553      $484
                                                        ====     ====      ====

Ratio of net charge-offs during the period to
  average loans outstanding during the period .....     .09 %     .03%      .04%
                                                        ====     ====      ====

         The distribution of the Bank's allowance for loan losses at the dates indicated is summarized as follows:

                                                                              June 30,
                                                  ----------------------------------------------------------------------

                                                         1997                    1996                   1995
                                                  ----------------------------------------------------------------------


                                                              Percent                  Percent                  Percent
                                                              of Loans                 of Loans                 of Loans
                                                              in Each                  in Each                  in Each
                                                              Category                 Category                 Category
                                                              to Total                 to Total                 to Total
                                                  Amount      Loans(1)    Amount       Loans(1)    Amount       Loans(1)
                                                  ------      --------    ------       --------    ------       --------
                                                                        (Dollars in Thousands)

One- to four-family.........................      $  95        56.21%      $100        59.32%      $  95        64.76%
Commercial and multi-family                                        6                                  70            3
   real estate..............................         70         5.5          75         7.05                      7.0
Construction................................         25         2.58         20         2.61          15         1.51
Consumer....................................        325        29.75        315        26.74         254        21.84
Commercial business.........................         50         5.90         35         4.28          35         4.86
Unallocated.................................          7        ---            8                       15         ---
                                                  -----       ------       ----       ------        ----       ------
     Total..................................      $ 572       100.00%      $553       100.00%       $484       100.00%
                                                  =====       =======      ====       ======        ====       ======
-----------------------
(1) Excluding Loans Held for Sale.

Investment Activities

         First Federal must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Bank has generally maintained its liquid assets above the minimum requirements imposed by the OTS regula tions and at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. As of June 30, 1997, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 15.2%. See "Regulation - Liquidity."

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

         Generally, the investment policy of the Bank is to invest funds among various categories of investments and maturities based upon the Bank's need for liquidity, to achieve the proper balance between its desire to minimize risk and maximize yield, to provide collateral for borrowings, and to fulfill the Bank's asset/liability management policies.

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

         Effective July 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). SFAS No. 115 requires that securities and mortgage-backed securities be classified as held to maturity, available for sale or trading purposes. Under SFAS No. 115, securities that the Company has the positive intent and ability to hold until maturity are classified as held to maturity and are reported at amortized cost. Securities classified as available for sale are those the Company may sell in response to liquidity needs, for asset/liability management purposes and other reasons and are reported at fair value. Unrealized gains and losses on securities available for sale are reported as a separate component of equity, net of tax. Trading securities are those which are purchased for sale in the near future and are reported at fair value. Unrealized gains and losses on trading securities are included in income. Transfers between categories are accounted for as sales and repurchases at fair value. For any sales or transfers of securities classified as held to maturity, the cost basis, the realized gain or loss, and the circumstances lending to the decision to sell are required to be disclosed. At the time of purchase of new securities, management of the Company makes a determination as to the appropriate classification of securities as available for sale or held to maturity. At June 30, 1997, the Company had no securities classified as held to maturity and $40.4 million classified as available for sale including mortgage-backed securities. No securities were held for trading purposes on such date.

         Securities. At June 30, 1997, the Company's cash and cash equivalents and interest-earning deposits in other financial institutions totaled $17.1 million, or 9.5% of its total assets, and investment securities excluding mortgage-backed securities (including a $2.4 million investment in the common stock of the FHLB of Indianapolis in order to satisfy the requirement for membership in such institution, a $4.5 million investment in Preferred FNMA Stock, and a $3.3 million investment in various mutual funds) totaled $24.0 million, or 13.3% of its total assets. It is the Company's general policy to purchase  securities  which are U.S.  Government  securities  and federal agency obligations, state and local government obligations, commercial paper, short-term corporate debt securities and overnight federal funds. At June 30, 1997, the weighted average term to maturity or repricing of the investment securities portfolio, excluding the FHLB, FNMA stock and other equity securities available for sale, was 3.9 years.

         OTS regulations restrict investments in corporate debt and equity securities by the Bank. These restrictions include prohibitions against investments in the debt securities of any one issuer in excess of 15% of the Bank's unimpaired capital and unimpaired surplus as defined by federal regulations, which totaled $13.8 million as of June 30, 1997, plus an additional 10% if the investments are fully secured by readily marketable collateral. See "Regulation - Federal Regulation of Savings Associations" for a discussion of additional restrictions on the Bank's investment activities.

         The  following  table  sets  forth  the  composition  of the  Company's
securities  portfolio  excluding   mortgage-backed   securities,  at  the  dates
indicated.

                                                                                      June 30,
                                                    ---------------------------------------------------------------------------
                                                              1997                      1996                        1995
                                                    ----------------------    ---------------------       ---------------------
                                                     Carrying       % of       Carrying       % of        Carrying        % of
                                                       Value        Total       Value         Total         Value         Total
                                                       -----        -----       -----         -----         -----         -----
                                                                               (Dollars in Thousands)
Securities held to maturity:
  Federal agency obligations....................      $    --         --- %    $   --           --- %      $ 1,500         8.41%
  Commercial notes and commercial paper ..........         --          --          --           --             654         3.67
  State and local government obligations .........         --          --          --           --           8,859        49.67
                                                        -----       -----       ------        ------       -------       ------
    Total securities held to maturity ............         --          --          --           --          11,013        61.75
                                                        -----       -----       ------        ------       -------       ------

Securities available for sale:

  Federal agency obligations .....................      5,980       24.93        5,913         24.21          --           --
  Commercial notes and commercial paper ..........        246        1.02          565          2.32          --           --
  State and local government obligations .........      7,413         .91        8,332         34.11          --           --
  Other equity securities ........................      7,948       33.14        7,216         29.54         4,481        25.13
                                                                   ------      -------        ------       -------

    Total securities available for sale ..........     21,587       90.00       22,026         90.18         4,481        25.13
                                                      -------      ------                                  -------
  FHLB stock .....................................      2,398       10.00        2,398          9.82         2,340        13.12
                                                      -------      ------                                  -------
    Total securities .............................    $23,985      100.00%     $24,424        100.00%      $17,834       100.00%
                                                      =======      ======      =======        ======       =======       ======

Weighted average remaining life or term to
   repricing, excluding FHLB stock and other
   equity  securities available for sale.........     3.9 yrs.                 4.3 yrs.                    4.5 yrs.

Other Interest-Earning Assets:
  Interest-earning deposits with banks...........     $15,500                 $  2,289                     $13,421
                                                      =======                 ========                     =======

         The composition and maturities of the securities  portfolio,  excluding
mortgage-backed   securities,  FHLB  of  Indianapolis  stock  and  other  equity securities, are indicated in the following table.

                                                             June 27, 1997
                                   ---------------------------------------------------------------------------------
                                   Less Than       1 to 5        5 to 10          Over                  Total
                                     1 Year         Years         Years         10 Years             Securities
                                   ----------     ---------     ---------       ---------     ----------------------
                                    Amortized     Amortized     Amortized       Amortized     Amortized       Market
                                      Cost          Cost          Cost            Cost           Cost          Value
                                      ----          ----          ----            ----           ----          -----
                                                                  (Dollars in Thousands)
Federal agency
 obligations.................        $  ---       $  6,000     $     ---         $  ---       $  6,000      $  5,980
Commercial notes and
  commercial paper...........           ---            240           ---            ---            240           246
State and local
 government obligations......           516          4,517         1,813            398          7,244         7,413
                                      -----      ---------       -------          -----      ---------     ---------

Total debt securities........          $516        $10,757        $1,813           $398       `$13,484       $13,639
                                       ====        =======        ======           ====       ========       =======

Weighted average yield(1)....          4.38%          5.79%         5.78%          6.63%          5.76%
                                       ----           ----          ----           ----           ----
-----------------------
(1) Yields reflected have not been computed on a tax equivalent basis.

         Except for obligations of state and local governments, the Company's securities portfolio at June 30, 1997 contained neither tax-exempt securities nor securities of any issuer with an aggregate book value in excess of 10% of the Company's shareholders' equity, excluding those issued by the United States Government, or its agencies.

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

         Generally accepted accounting principles require an adjustment to the principal balance of securities to the lower of cost or fair value to reflect other than temporary declines in fair value. As a result, during fiscal 1995, the Company incurred a $319,000 unrealized loss related to a decline in fair value of a mortgage-backed security collateralized by loans secured by multi-family real estate located in Southern California. Management believes, based on the indicated market value that the valuation allowance of $319,000 is sufficient and n o additional loss allocation is required. No prediction can be made as to whether additional losses will be incurred as a result of this investment. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report.

         The following table sets forth the amortized cost of the Company's mortgage-backed securities at the dates indicated.

                                                             June 30,
                                                  ------------------------------
                                                    1997        1996        1995
                                                  ------------------------------
                                                           (In thousands)

Federal National Mortgage Association ......     $   546     $   580     $   657
Government National Mortgage Association ...      16,737      16,988      17,330
Federal Home Loan Mortgage Corporation .....         177         226         276
Other Mortgage-backed Securities(1) ........         758         938       1,226
                                                 -------     -------     -------
    Total ..................................     $18,218     $18,732     $19,489
                                                 =======     =======     =======

(1)  The June 30, 1997,  1996 and 1995  principal  balance and amortized cost of other  mortgage-backed  securities  included an  adjustment  of $318,900 to reflect  an other  than  temporary  decline  in the fair  value a  security
     collateralized  by  multi-family   mortgage   obligations  with  underlying
     collateral  primarily  located in Southern  California.  The decline in the fair value of the  security  was due to  increased  loan  delinquencies,  a decline in the cash reserve  fund and losses  incurred on  foreclosed  real estate which  resulted in  downgrades in the  security's  rating by various independent rating agencies.  See "Management's  Discussion and Analysis of
     Financial Condition and Results of Operations" in the Annual Report.

         The following table sets forth the contractual maturities of the Company's mortgage-backed securities based on amortized cost at June 30, 1997. Not considered in the preparation of the table below is the effect of prepayments, periodic principal repayments and the adjustable-rate nature of these instruments.

                                                                Due in                           June 30,
                                             -----------------------------------------------       1997
                                                                                              -----------
                                             5 Years     5 to 10      10 to 20    Over 20        Balance
                                             or Less      Years        Years       Years      Outstanding
                                             -------      -----        -----       -----      -----------
                                                                     (In Thousands)

Federal National Mortgage Association ..     $  ---       $  --        $   194      $   352      $   546
Government National Mortgage Association           1           48           41       16,647       16,737
Federal Home Loan Mortgage Corporation .        --             95         --             82          177
Other Mortgage-Backed Securities .......        --           --           --            758          758
                                             -------      -------      -------      -------      -------
     Total .............................     $     1      $   143      $   235      $17,839      $18,218
                                             =======      =======      =======      =======      =======
Weighted average yield .................        9.54%        9.23%        6.89%        7.81%        7.81%
                                             -------      -------      -------      -------      -------

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

         On June 13, 1997 deposits increased by $17.1 million with the purchase of the NBD Bank N.A. branch in South Whitley, Indiana. This purchase opened up a new market in a contiguous county to our existing operations.

         The following table sets forth the savings flows at the Bank during the periods indicated.

                                                           Year Ended June 30,
                                              ------------------------------------------
                                                 1997             1996            1995
                                               --------         -------          -------
                                                        (Dollars in Thousands)

Opening balance........................        $ 92,490         $85,930          $82,041
Purchased deposits.....................          17,133             ---              ---
Net deposits...........................           2,470           3,191              486
Interest credited......................           4,025           3,369            3,403
                                               --------         -------          -------

Ending balance.........................        $116,118         $92,490          $85,930
                                               ========         =======          =======

Net increase...........................        $ 23,628         $ 6,560          $ 3,889
                                               ========         =======          =======

Percent increase.......................          25.55%           7.63%            4.74%
                                                 -----            ====             ====

         The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by the Bank at the dates indicated.

                                                             June 30,
                          ------------------------------------------------------------------------------
                                    1997                       1996                       1995
                          -----------------------      ---------------------      ----------------------
                                         Percent                     Percent                     Percent
                           Amount        of Total      Amount       of Total      Amount        of Total
                           ------        --------      ------       --------      ------        --------
                                                       (Dollars in Thousands)
Interest Rate Range:

Passbook Accounts ....    $ 42,063         36.22%    $ 41,689         45.07%     $ 41,345        48.11%
Demand accounts(1) ...       5,751          4.95        3,264          3.53         2,279         2.65
Money Market Accounts        2,182          1.88          258           .28           304          .36
NOW Accounts .........       6,285          5.41        3,922          4.24         3,677         4.28
                          --------        ------     --------        ------      --------       ------

Total Non-Certificates      56,281         48.46       49,133         53.12        47,605        55.40
                          --------        ------     --------        ------      --------       ------

 Certificates:
 0.00 -  3 99%                   1           .01           --           --            197          .23
 4.00 -  5 99%              34,029         29.31       26,624         28.79        19,378        22.55
 6.00 -  7 99%              25,589         22.03       16,506         17.85        17,127        19.93
 8.00 -  9 99%                 218           .19          227           .24         1,623         1.89
                          --------        ------     --------        ------      --------       ------
Total Certificates ...      59,837         51.54       43,357         46.88        38,325        44.60
                          --------        ------     --------        ------      --------       ------
Total Deposits .......    $116,118        100.00%    $ 92,490        100.00%     $ 85,930       100.00%
                          ========        ======     ========        ======      ========       ======
--------------
(1) Non-interest-bearing accounts.

         The following table shows rate and maturity information for the Bank's certificates of deposit as of June 30, 1997.


                                                 0.00-        4.00-       6.00-       8.00-                      Percent
                                                 3.99%        5.99%       7.99%       9.99%      Total          of Total
                                                 -----        -----       -----       -----      -----          --------
                                                                         (Dollars in Thousands)

Certificate accounts maturing in quarter ending:

September 30, 1997.........................      $ ---       $10,381    $  3,803     $  ---      $14,184          23.70%
December 31, 1997..........................        ---         6,736       1,237        ---        7,973          13.32
March 31, 1998.............................        ---         4,710       1,237        ---        5,947           9.94
June 30, 1998..............................        ---         4,520       1,055        ---        5,575           9.32
September 30, 1998.........................        ---         1,935       1,024        ---        2,959           4.95
December 31, 1998..........................        ---           886         923        ---        1,809           3.02
March 31, 1999.............................        ---         1,633       1,925        218        3,776           6.31
June 30, 1999..............................        ---           795       2,629        ---        3,424           5.72
September 30, 1999.........................        ---           138       4,270        ---        4,408           7.37
December 31, 1999..........................        ---           334       2,133        ---        2,467           4.12
March 31, 2000.............................          1           224       1,696        ---        1,921           3.21
June 30, 2000..............................        ---            72       1,172        ---        1,244           2.08
September 30, 2000.........................        ---           259         355        ---          614           1.03
Thereafter.................................        ---         1,406       2,130        ---        3,536           5.91
                                                ------     ---------   ---------    -------    ---------       --------
     Total.................................      $   1       $34,029     $25,589       $218      $59,837         100.00%
                                                 =====       =======     =======       ====      =======         ======

Percent of total...........................        .01%        56.87%      42,76%       .36%      100.00%
                                                   ===         =====       =====        ===       ======

         The following table indicates the amount of the Bank's certificates of deposit and other deposits by time remaining until maturity as of June 30, 1997.

                                                                               Maturity
                                                     ---------------------------------------------------------------
                                                                    Over         Over
                                                     3 Months      3 to 6       6 to 12          Over
                                                      or Less      Months        Months       12 Months      Total
                                                      -------      ------        ------       ---------      -----
                                                                             (In Thousands)
Certificates of deposit less
 than $100,000................................        $11,584       $7,124      $  9,525        $22,900      $51,133

Certificates of deposit of
 $100,000 or more.............................          2,401          749         1,996          3,258        8,404

Public funds(1)...............................            200          100                                       300
                                                      -------       ------       -------        -------      -------

Total certificates of deposit.................        $14,185       $7,973       $11,521        $26,158      $59,837
                                                      =======       ======       =======        =======      =======
-------------------

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

         First Federal's borrowings historically have consisted of advances from the FHLB of Indianapolis upon the security of a blanket collateral agreement of a percentage of unencumbered loans. Such advances can be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At June 30, 1997, the Bank had $44.8 million in FHLB advances, and a $1.0 million overdraft line of credit was available from the FHLB.

         From time to time, First Federal has entered into repurchase agreements through a nationally recognized broker-dealer firm. These agreements are accounted for as borrowings by the Bank and are secured by certain of the Bank's securities. The broker-dealer takes possession of the securities during the period that the repurchase agreement is outstanding. The terms of the agreements have typically ranged from 30 days to a maximum of six months. The proceeds of these transactions are used to meet cash flow needs of the Bank. At June 30, 1997, the Bank had no repurchase agreements outstanding.

         The following table sets forth the maximum month-end balance and average balance of FHLB advances and line of credit from the FHLB and securities sold under agreements to repurchase at the dates indicated.

                                                                    Year Ended June 30,
                                                          ------------------------------------
                                                            1997          1996           1995
                                                            ----          ----           ----
                                                                  (Dollars in Thousands)
Maximum Balance:
FHLB advances and line of credit......................    $44,800       $45,800        $45,300
Securities sold under agreements to repurchase........        ---           ---            ---

Average Balance:
FHLB advances and line of credit......................     41,470        39,296         29,944
Securities sold under agreements to repurchase........        ---           ---            ---

Average Rate Paid On:
FHLB advances and line of credit......................       5.95%         6.18%          6.17%
Securities sold under agreements to repurchase........        ---           ---            ---


         The following table sets forth the Bank's borrowings at the dates indicated.

                                                                    Year Ended June 30,
                                                          ------------------------------------
                                                            1997          1996           1995
                                                            ----          ----           ----
                                                                  (Dollars in Thousands)
FHLB advances and line of credit..........................$44,800       $41,800        $45,300


Subsidiary Activities

         As a federally chartered savings association, First Federal is permitted by OTS regulations to invest up to 2% of its assets, or $3.6 million at June 30, 1997, in the stock of, or loans to, service corporation subsidiaries. First Federal may invest an additional 1% of its assets in service corporations where such additional funds are used for inner city or community development purposes. In addition to investments in service corporations, federal associations are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities which a federal association may engage in directly. First Federal had no subsidiaries at June 30, 1997.

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

         All savings associations are subject to a semi-annual assessment, based upon the association's total assets, to fund the operations of the OTS. The Bank's OTS assessment for the fiscal year ended June 30, 1997 was approximately $45,000.

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

         In addition, the investment, lending and branching authority of the Bank is prescribed by federal laws, and it is prohibited from engaging in any activities not permitted by such laws. For instance, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal associations in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the OTS. Federal savings associations are also generally authorized to branch nationwide. At June 30, 1997, First Federal was in compliance with each of the noted restrictions.

         The Bank's general permissible lending limit for loans-to-one borrower is the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At June 30, 1997, the Bank's lending limit under this restriction was approximately $2.1 million. First Federal is in compliance with the loans-to-one borrower limitation.

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

         Insurance of Accounts and Regulation by the FDIC. First Federal is a member of the SAIF, which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the SAIF. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices, or is in an unsafe or unsound condition.

         The FDIC's deposit insurance premiums are assessed through a risk-based system, under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period. As of June 30, 1997, the Bank met the requirements of a well-capitalized institution.

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

           For the first six months of 1995, the assessment schedule for BIF members and SAIF members ranged from .23% to .31% of deposits. As is the case with the SAIF, the FDIC is authorized to adjust the insurance premium rates for banks that are insured by the BIF of the FDIC in order to maintain the reserve ratio of the BIF at 1.25% of BIF insured deposits. As a result of the BIF reaching its statutory reserve ratio the FDIC revised the premium schedule for BIF insured institutions to provide a range of .04% to .31% of deposits. The revisions became effective in the third quarter of 1995. In addition, the BIF rates were further revised, effective January 1996, to provide a range of 0% to
 .27%. The SAIF rates, however, were not adjusted. At the time the FDIC revised the BIF premium schedule, it noted that, absent legislative action (as discussed below), the SAIF would not attain its designated reserve ratio until the year 2002. As a result, SAIF insured members would continue to be generally subject to higher deposit insurance premiums than BIF insured institutions until, all things being equal, the SAIF attained its required reserve ratio.

         In order to eliminate this disparity and any competitive disadvantage between BIF and SAIF member institutions with respect to deposit insurance premiums, legislation to recapitalize the SAIF was enacted in September 1996. The legislation provided for a one-time assessment to be imposed on all deposits assessed at the SAIF rates, as of March 31, 1995, in order to recapitalize the SAIF. It also provides for the merger of the BIF and the SAIF on January 1, 1999 if no savings associations then exist. The special assessment rate was established at .657% of deposits by the FDIC and the resulting assessment of $556,000 was paid in November 1996. This special assessment significantly increased noninterest expense and adversely affected the Bank's results of operations for the year ended June 30, 1997. As a result of the special assessment, the Bank's deposit insurance premiums was reduced to 0% of deposits based upon its current risk classification and the new assessment schedule for SAIF insured institutions. These premiums are subject to change in future periods and exclude any FICO assessments.

         Prior to the enactment of the legislation, a portion of the SAIF assessment imposed on savings associations was used to repay obligations issued by a federally chartered corporation to provide financing ("FICO") for resolving the thrift crisis in the 1980s. Although the FDIC has proposed that the SAIF assessment be equalized with the BIF assessment schedule, effective October 1, 1996, SAIF-insured institutions will continue to be subject to a FICO assessment as a result of this continuing obligation. Although the legislation also now requires assessments to be made on BIF-assessable deposits for this purpose, effective January 1, 1997, that assessment will be limited to 20% of the rate imposed on SAIF assessable deposits until the earlier of December 31, 1999 or when no savings association continues to exist, thereby imposing a greater burden on SAIF member institutions such as the Bank. Thereafter, however, assessments on BIF-member institutions will be made on the same basis as SAIF-member institutions. The rates to be established by the FDIC to implement this requirement for all FDIC-insured institutions is uncertain at this time, but are anticipated to be about a 6.5 basis points assessment on SAIF deposits and 1.5 basis points on BIF deposits until BIF insured institutions participate fully in the assessment.

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

         The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with this requirement. At June 30, 1997, First Federal did not have any unamortized purchased mortgage servicing rights, but did have certain intangible assets related to the purchase of the branch in South Whitley, Indiana.

         The OTS regulations establish special capitalization requirements for savings associations that own subsidiaries. As of June 30, 1997, the Bank had no subsidiaries.

         At June 30, 1997, the Bank had tangible capital of $11.6 million, or 6.6% of adjusted total assets, which is approximately $8.9 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

         The capital standards also require core capital equal to at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At June 30, 1997 the Bank had certain intangible assets related to the brach purchase which were subject to these tests.

         At June 30, 1997, the Bank had core capital equal to $11.6 million, or 6.6% of adjusted total assets, which is $6.3 million above the minimum leverage ratio requirement of 3% as in effect on that date.

         The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At June 30, 1997, First Federal had no capital instruments that qualify as supplementary capital and $572,000 of general loss reserves, which was less than 1.25% of risk-weighted assets.

         Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. First Federal had no such exclusions from capital and assets at June 30, 1997.

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

         OTS regulations also require that every savings association with more than normal interest rate risk exposure to deduct from its total capital, for purposes of determining compliance with such requirement, an amount equal to 50% of its interest-rate risk exposure multiplied by the present value of its assets. This exposure is a measure of the potential decline in the net portfolio value of a savings association, greater than 2% of the present value of its assets, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline). Net portfolio value is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The rule will not become effective until the OTS evaluates the process by which savings associations may appeal an interest rate risk deduction determination. It is uncertain as to when this evaluation will be completed. Any savings association with less than $300 million in assets and a total capital ratio in excess of 12% is exempt from this requirement unless the OTS determines otherwise. Based on its asset size and total capital ratio at June 30, 1997, the Bank anticipates that it will be exempt from this rule.

         On June 30, 1997, the Bank had total capital of $12.1 million (including $11.6 million in core capital and $572,000 in qualifying supplementary capital) and risk-weighted assets of $95.4 million (including, converted off-balance sheet assets); or total capital of 12.7% of risk-weighted assets. This amount was $4.5 million above the 8.0% requirement in effect on that date.

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

         Limitations on Dividends and Other Capital Distributions. OTS regulations impose various restrictions or requirements on savings associations with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. OTS regulations also prohibit an association from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the regulatory capital of the institution would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion.

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

         Savings associations proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution. Savings associations that do not, or would not meet their current minimum capital requirements following a proposed capital distribution, however, must obtain OTS approval prior to making such distribution. The OTS may object to the distribution during that 30-day notice period based on safety and soundness concerns.

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

         In addition, short-term liquid assets (e.g., cash, certain time deposits, certain bankers acceptances and short-term United States Treasury obligations) currently must constitute at least 1% of the association's average daily balance of net withdrawable deposit accounts and current borrowings. Penalties may be imposed upon associations for violations of either liquid asset ratio requirement. At June 30, 1997, the Bank was in compliance with both requirements, with an overall liquid asset ratio of 15.2% and a short-term liquid assets ratio of 9.0%.

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

         Qualified Thrift Lender Test. All savings associations, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. At June 30, 1997, the Bank met the test and has always met the test since its effectiveness.

         The test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average in nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing, related loans and investments.

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

         Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the OTS. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must be made on substantially the same terms and conditions as loans to unaffiliated persons. At June 30, 1997, the Bank was in compliance with the above restrictions.

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

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At June 30, 1997, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "- Liquidity."

         Savings associations are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

         Federal Home Loan Bank System. The Bank is a member of the FHLB of Indianapolis, which is one of 12 regional FHLBs that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

         As a member, First Federal is required to purchase and maintain stock in the FHLB of Indianapolis. At June 30, 1997, First Federal had $2.4 million in FHLB stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB stock. Over the past five fiscal years such dividends have averaged 7.8% and were 7.9% for the fiscal year ended June 30, 1997.

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

         For the year ended June 30, 1997, dividends paid by the FHLB of Indianapolis to First Federal totaled $188,000 which was approximately the same as the amount of dividends received in fiscal year 1996. The 188,000 dividend received for the fiscal year ended June 30, 1997 reflects an annualized rate of 7.0%.

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

         The percentage of specially computed taxable income that was used to compute a savings association's bad debt reserve deduction under the percentage of taxable income method (the "percentage bad debt deduction") was 8%. The percentage bad debt deduction thus computed was reduced by the amount permitted as a deduction for non-qualifying loans under the experience method. The availability of the percentage of taxable income method permitted qualifying savings associations to be taxed at a lower effective federal income tax rate than generally applicable to corporations generally (approximately 31.3% assuming the maximum percentage bad debt deduction).

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

         In August 1996, legislation was enacted that repeals the reserve method of accounting (including the percentage of taxable income method) used by many thrifts, including the Bank, to calculate their bad debt reserve for federal income tax purposes. As a result, thrifts such as the Bank must recapture that portion of the reserve that exceeds the amount that could have been taken under the experience method for post-1987 tax years. The legislation also requires thrifts to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995. The recapture will occur over a six-year period, the commencement of which will be delayed until the first taxable year beginning after December 31, 1997, provided the institution meets certain residential lending requirements. The management of the Company does not believe that the legislation will have a material impact on the Company or the Bank.

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

         To the extent earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the savings association's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of June 30, 1997, the Bank's Excess for tax purposes totaled approximately $1.2 million.

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

         Indiana Taxation. The State of Indiana imposes an 8.5% franchise tax on the net income (as defined) for financial (including thrift) institutions, exempting them from the current gross income, supplemental net income and intangible taxes. Net income for franchise tax purposes will constitute federal taxable income before net operating loss deductions and special deductions, adjusted for certain items, including Indiana income taxes, tax exempt interest and bad debts. Other applicable Indiana taxes include sales, use and property taxes.

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

         The Bank attracts all of its deposits through its retail banking offices, primarily from the communities in which those retail banking offices are located; therefore, competition for those deposits is principally from other commercial banks, savings associations and credit unions located in the same communities, as well as mutual funds. The Bank competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours, and convenient branch locations with interbranch deposit and withdrawal privileges at each.

         The Bank serves Wabash, Kosciukso, Grant, Miami, Huntington, Whitley and Elkhart Counties in Indiana. The Bank's primary concentration is the Counties of Wabash, Kosciukso and Whitley Indiana. There are four commercial banks and one credit union which compete for deposits and loans in Wabash County. In Kosciukso County, there are six commercial banks, one credit union and one savings bank competing for market share. In Whitley County, there are five commercial banks, one credit union and one savings bank competing for market share.

Employees

         At June 30, 1997, the Company and its affiliates had a total of 55 employees, including 11 part-time employees. The Company's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

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

         Joyce K. Sanders, age 54, is Senior Vice President of Lending and Office Manager of the Wabash office, a position she has held since 1984. Ms. Sanders is responsible for oversight of day to day operations at the Wabash office and is involved in operations and loan policy decisions. Ms. Sanders has been employed by First Federal for 29 years. Ms. Sanders joined First Federal in 1967 and has held a variety of positions including Secretary from 1978 to 1987. In addition to her duties as a Vice President and Office Manager, Ms. Sanders has responsibility for First Federal's personnel records, employee benefit programs and computer system.

         Charles E. Redman, age 37, is Treasurer and Chief Financial Officer of First Federal and the Company, positions he has held since 1990 and 1992, respectively. Mr. Redman joined First Federal as Controller in 1989 and was promoted to Treasurer and Chief Financial Officer in 1990. Mr. Redman is responsible for the supervision of the Bank's accounting department. Mr. Redman also serves as the Bank's Compliance Officer, a position he has held since 1990. Prior to joining First Federal, Mr. Redman was employed by Pioneer Savings and Loan Association located in Plymouth, Indiana from 1986 to 1989 in a variety of positions including Controller from 1987 to 1988 and Treasurer and Chief Financial Officer from 1988 to 1989. Mr. Redman is a Certified Public Accountant.

Item 2.           Description of Property

         The Bank conducts its business at its main office and two other locations in its primary market area. The Bank owns all of its offices. The total net book value of the Bank's premises and equipment (including land, buildings and furniture, fixtures and equipment) at June 30, 1997 was $1.9 million. See Note 5 of Notes to Consolidated Financial Statements in the Annual Report attached as Exhibit 13. The following table sets forth information relating to each of the Bank's offices as of June 30, 1997.

                                                        Total
                                                     Approximate
                                    Date                Square              Net Book Value
       Location                   Acquired             Footage              at June 30, 1997
       --------                   --------             -------              ----------------
                                                                             (In Thousands)
Main Office:
1205 N. Cass Street                 1982              10,185(1)                  $1,105
Wabash, Indiana


500 S. Huntington                   1977               2,400(2)                      95
Syracuse, Indiana(2)

1306 Street Road 114 West N.        1968               1,325                        511
Manchester, Indiana

105 E. Columbia Street              1997               5,300(4)                     216
South Whitley, Indiana(3)
-----------------------

(1)  The Bank leases space in this office to its affiliate, FirstFed Financial.
(2)  A new branch at this site was completed in September 1995.
(3)  NBD Bank Branch acquired on June 13, 1997.
(4)  Includes basement.

         The Bank maintains an on-line data base of depositor and borrower customer information. The net book value of the data processing and computer equipment utilized by the Bank at June 30, 1997 was $124,600.

Item 3.           Legal Proceedings

         The Company and First Federal are involved from time to time as plaintiff or defendant in various legal actions arising in the normal course of its business. FirstFed, the Company's other wholly owned subsidiary is not a party to any legal action. While the ultimate outcome of these proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with counsel representing the Company and First Federal in the proceedings, that the resolution of these proceedings should not have a material effect on the Company's consolidated financial position or results of operations.

Item 4.           Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 1997.

                                     PART II

Item 5.           Market for Common Equity and Related Stockholder Matters

         Page 37 of the attached 1997 Annual Report to Stockholders is herein incorporated by reference.

Item 6.           Management's Discussion and Analysis of Operation

         Pages 4 through 13 of the attached 1997 Annual Report to Stockholders are herein incorporated by reference.

Item 7.           Financial Statements

         The following information appearing in the Company's Annual Report to Stockholders for the year ended June 30, 1997, is incorporated by reference in this Annual Report on Form 10-KSB as Exhibit 13.

                                                                      Pages in
                                                                       Annual
Annual Report Section                                                  Report
---------------------                                                  ------

Report of Independent Auditors....................................   14

Consolidated Balance Sheets as of June 30, 1997 and 1996..........   15

Consolidated Statements of Income
Years Ended June 30, 1997, 1996 and 1995..........................   16

Consolidated Statement of Changes in Shareholders' Equity
Years Ended June 30, 1997, 1996 and 1995..........................   17

Consolidated Statements of Cash Flows
Years Ended June 30, 1997, 1996 and 1995..........................   18 to 19

Notes to Consolidated Financial Statements........................   20 to 31

         With the exception of the aforementioned information, the Company's Annual Report to Stockholders for the year ended June 30, 1997, is not deemed filed as part of this Annual Report on Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         There has been no Current Report on Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants and/or reporting disagreements on an matter of accounting principle or financial statement disclosure.

                                    PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act

Directors

         Information concerning Directors of the Company is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in October 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year. Executive Officers

         Information regarding the business experience of the executive officers of the Company and the Bank contained in Part I of this Form 10-KSB is incorporated herein by reference.

Compliance with Section 16(a)

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

         To the Company's knowledge based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with.

Item 10.          Executive Compensation

         Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in October 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11.          Security Ownership of Certain Beneficial Owners and Management

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in October 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.          Certain Relationships and Related Transactions

         Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in October 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.

                                     PART IV

Item 13.          Exhibits and Reports on Form 8-K

                  (a)  Exhibits

                                                                                 Reference to Prior Filing
    Regulation SB                                                                      or Exhibit Number
   Exhibit Number                       Document                                       Attached-Hereto
   --------------                       --------                                       ---------------
    3(i)                Articles of Incorporation, including amendments                        *
                        thereto

    3(ii)               By-Laws                                                                *

    4                   Instruments defining the rights of security holders,                   *
                        including debentures

    9                   Voting Trust Agreement                                               None

   10                   Executive Compensation Plans and Arrangements                          *
                        (a)  Employment Contract between Nicholas George                       *
                             and the Bank
                        (b)  1992 Stock Option and Incentive Plan                              *
                        (c)  Management Recognition and Retention Plan                        **

   11                   Statement re:  computation of per share earnings                      ***

   13                   Annual Report to Security Holders                                     13

   16                   Letter re:  change in certifying accountants                         None

   18                   Letter re:  change in accounting principles                          None

   21                   Subsidiaries of Registrant                                            21

   22                   Published report regarding matters submitted to vote                 None
                        of security holders

   23                   Consents of Experts and Counsel                                       23

   24                   Power of Attorney                                                Not required

   27                   Financial Data Schedule                                               27

   28                   Information from reports furnished to state insurance                None
                        regulatory authorities

   99                   Additional Exhibits                                                  None
-----------------------

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

         (b)  Reports on Form 8-K

         No reports on Form 8-K were filed during the three-month period ended June 30, 1997, except for the Current reports on Form 8-K filed on May 7, 1997, to report quarterly earnings and on June 3, 1997 to report dividends.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            FFW CORPORATION



Date:    September 29, 1997                 By:/s/ Nicholas M. George
         ------------------                    ----------------------
                                               NICHOLAS M. GEORGE
                                               (Duly Authorized Representative)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Wayne W. Rees                              /s/ Nicholas M. George
-----------------                              ----------------------
WAYNE W. REES, Chairman of the                 NICHOLAS M. GEORGE, President,
Board and Secretary                            Chief Executive Officer and
                                               Director (Principal Executive
                                               and Operating Officer)

Date:    September 29, 1997                    Date: September 29, 1997
         ------------------                          ------------------



/s/ Maynard E. Vollmer                         /s/ Joseph W. McSpadden
----------------------                         -----------------------
MAYNARD E. VOLLMER, Director                   JOSEPH W. MCSPADDEN, Director

Date:    September 29, 1997                    Date: September 29, 1997
         ------------------                          ------------------


/s/ Stanley Myers                              /s/ Ronald D. Reynolds
-----------------                              ----------------------
STANLEY MYERS, Director                        RONALD D. REYNOLDS, Director

Date:    September 29, 1997                    Date: September 29, 1997
         ------------------                          ------------------


/s/ Charles E. Redman                          /s/ Thomas L. Frank
---------------------                          -------------------
CHARLES E. REDMAN, Chief                       THOMAS L. FRANK, Director
Financial Officer (Principal Financial
   and Accounting Officer)

Date:    September 29, 1997                    Date: September 29, 1997
         ------------------                          ------------------

                                Index to Exhibits



           Exhibit
           Number
             13                        Annual Report to Security Holders
             21                        Subsidiaries of the Registrant
             23                        Consents of Experts and Counsel
             27                        Financial Data Schedule