Form 10QSB
period 1997-09-30
FFW CORP
filed 1997-11-13
CIK 895401

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1997
                                       OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [   ]    No   [ X ]

           Transitional Small Business Disclosure Format (check one):

                                 Yes [   ]    No   [ X ]

State the number of Shares outstanding of each of the issuer's classes of common equity, as of the latest date:

As of November 12, 1997, there were 717,988 shares of the Registrant's common stock issued and outstanding.

                                 FFW CORPORATION

                                      INDEX


PART I.     FINANCIAL INFORMATION (unaudited)

Item 1.       Consolidated Condensed Financial Statements

                  Consolidated Condensed Balance Sheets September 30, 1997 and June 30, 1997.

                  Consolidated Condensed Statements of Income for the 4 three months ended September 30, 1997 and 1996.

                  Consolidated Statements of Shareholders' Equity for the three months ended September 30, 1997 and 1996.

                  Consolidated Statements of Cash Flows for the three months ended September 30, 1997 and 1996.

                  Notes to Consolidated Condensed Financial Statements


Item 2.       Management's Discussion and Analysis of Financial
               Condition and Results of Operations



PART II.    OTHER INFORMATION

              Signature Page

                          PART I: FINANCIAL INFORMATION
                                 FFW CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                                                     (Unaudited)
ASSETS:                                                                                   September 30         June 30
                                                                                              1997               1997
                                                                                         -------------      -------------
         Cash and due from financial institutions ..................................     $   1,495,824      $   1,620,716
         Interest-earning deposits in financial institutions - short term ..........         1,729,061         15,499,898
                                                                                         -------------      -------------
                  Cash and cash equivalents ........................................     $   3,224,885      $  17,120,614
         Interest-earning deposits in financial institutions
                  (cost approximates market value) .................................              --                 --
         Securities available for sale .............................................        50,452,597         40,449,698
         Loans held for sale, net of unrealized gains and losses ...................              --                 --
         Loans receivable, net of allowance for loan losses of $725,537 in September
                  and $571,751 in June .............................................       119,763,943        114,158,745
         Stock in Federal Home Loan Bank, at cost ..................................         2,397,600          2,397,600
         Accrued interest receivable ...............................................         1,313,942          1,123,623
         Premises and Equipment-net ................................................         1,894,284          1,926,910
              Investment in limited partnership ....................................           749,952            749,952
         Other assets ..............................................................         2,187,038          2,128,339
                                                                                         -------------      -------------
                           Total Assets ............................................     $ 181,984,241      $ 180,055,481
                                                                                         =============      =============

LIABILITIES AND SHAREHOLDERS' EQUITY:

Liabilities:
         Non-interest-bearing demand deposits ......................................     $   6,158,575      $   5,751,478
         Savings, Now and MMDA deposits ............................................        50,661,998         50,529,826
         Other time deposits .......................................................        58,119,486         59,837,170
                                                                                         -------------      -------------
                  Total Deposits ...................................................     $ 114,940,059      $ 116,118,474
         Federal Home Loan Bank advances ...........................................        46,800,000         44,800,000
              Obligations relative to limited partnership ..........................           525,000            712,500
         Accrued Interest Payable ..................................................           634,265            157,521
         Accrued expenses and other liabilities ....................................         1,474,429          1,125,700
                                                                                         -------------      -------------
                  Total Liabilities ................................................     $ 164,373,753      $ 162,914,195

                                 FFW CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                                                     (Unaudited)
                                                                                         September 30         June 30
                                                                                              1997               1997
                                                                                         -------------      -------------
Shareholders' Equity:

         Preferred stock, $.01 par value, 500,000 shares authorized none issued ....              --                 --
         Common stock, $.01 par value, 2,000,000 shares authorized, 873,379 shares issued and 714,847 outstanding at March 31, 1997; 853,592 shares
                  issued and 710,840 shares outstanding at June 30, 1997 ...........             8,734              8,698
         Additional paid-in capital ................................................         8,488,659          8,439,565
         Retained earnings - substantially restricted ..............................        11,460,684         11,119,378
         Net  unrealized  appreciation on securities available for sale, net of tax of $210,706 on September  30, 1997 and $405,385 on June
                30, 1997 ...........................................................           580,949            502,183
         Unearned Employee stock Ownership Plan shares .............................          (244,553)          (244,553)
         Treasury Stock 158,532 common shares, at cost .............................        (2,683,985)        (2,683,985)
                                                                                         -------------      -------------
                  Total Shareholders' equity .......................................        17,610,488         17,141,286


                           Total Liabilities and Shareholders' Equity ..............     $ 181,984,241      $ 180,055,481
                                                                                         =============      =============

                                PART I: FINANCIAL INFORMATION
                                       FFW CORPORATION
                              CONSOLIDATED STATEMENTS OF INCOME
                                         (Unaudited)

                                                                     Three Months Ended
                                                                       September 30
                                                                    1997           1996
                                                                -----------     -----------
Interest Income:

         Loans Receivable
                  Mortgage loans ..........................     $ 1,581,434     $ 1,448,240
                  Consumer and other loans ................         996,536         739,004
         Securities
                  Taxable .................................         761,959         593,654
                  Nontaxable ..............................         103,409         117,786
         Other Interest-earning assets ....................          62,200          27,636
                                                                -----------     -----------
                  Total Interest Income ...................     $ 3,505,538     $ 2,926,320

Interest Expense:

         Deposits .........................................       1,386,462       1,169,388
         Other ............................................         675,266         589,203
                                                                -----------     -----------
                  Total Interest Expense ..................     $ 2,061,728     $ 1,758,591

Net Interest Income .......................................       1,443,810       1,167,729

         Provision for Loan Losses ........................         200,000          20,000
                                                                -----------     -----------

Net interest income after provision for loan losses .......       1,243,810       1,147,729

Non-interest income:

         Net gain on sale of interest-earning assets ......          16,240          10,728
         Net unrealized gain or loss on loans held for sale            --              --
         Other ............................................         217,550         147,721
                                                                -----------     -----------
                  Total Non-Interest Income ...............     $   233,790     $   158,449

                              CONSOLIDATED STATEMENTS OF INCOME
                                         (Unaudited)
                                         (continued)

                                                                     Three Months Ended
                                                                       September 30
                                                                    1997           1996
                                                                -----------     -----------
Non-Interest Expense:

         Compensation and Benefits ........................         442,537         339,047
         Occupancy and equipment ..........................          80,614          64,486
         SAIF deposit insurance premiums ..................          27,164         623,249
         Other ............................................         359,797         230,979
                                                                -----------     -----------
                  Total Non-Interest Expense ..............     $   910,112     $ 1,257,761
                                                                -----------     -----------

Income before income taxes ................................         567,488
          48,417

         Income Tax Expense ...............................          97,510         (30,988)
                                                                -----------     -----------

Net Income ................................................     $   469,978     $    79,405
                                                                ===========     ===========

Earnings per common and common equivalent shares:

         Primary ..........................................     $       .66     $       .11
         Fully Diluted ....................................     $       .65     $       .11

                          PART I: FINANCIAL INFORMATION
                                 FFW CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)






                                                                   Three Months Ended
                                                                       September 30
                                                             ------------------------------
                                                                  1997              1996
                                                             ------------      ------------
Beginning Balance ......................................     $ 17,141,286      $ 15,458,143

Common Stock at .01 Par Value 2,000,000 shares
         authorized  issued  and
         outstanding September 30, 1997 -- 873,379;
         September 30, 1996 -- 853,592 .................               36              --

Additional Paid-in Capital .............................           49,094           24,000

Treasury Stock at Cost - 0 shares for the three-month
         period September 30, 1997
         and 9,000 shares for
         the three-month period September 30, 1996 .....             --            (176,625)

Cash Dividends of:
         $.18 and $.15 per share for the three-month
         periods ended September 30,1997 and 1996 ......         (128,672)         (105,309)

Amortization of ESOP Contribution ......................             --                --

Amortization of MRP Contribution .......................             --               6,539

Net unrealized appreciation (depreciation) on securities
         available for sale, net of tax ................           78,766           187,840

Net Income for Period(s) ...............................          469,978            79,405
                                                             ------------      ------------

Ending Balance .........................................     $ 17,610,488      $ 15,473,993
                                                             ============      ============


                                       PART I: FINANCIAL INFORMATION
                                              FFW CORPORATION
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (Unaudited)

                                                                                  Three Months Ended
                                                                                      September 30
                                                                                 1997               1996
                                                                            ------------      ------------
Cash flows from operating activities:

         Net Income ...................................................     $    469,978      $     79,405
         Adjustments to reconcile net income to net cash
              from operating activities:

             Depreciation and amortization, net of accretion ..........          (16,167)           44,449
             Provision for loan losses ................................          200,000            20,000
             Net (gains) losses on sales of:
                  Securities available for sale .......................             --                --
                    Loans held for sale ...............................          (21,909)          (13,679)
                    Foreclosed real estate owned and repossessed assets           (1,398)           (8,273)
             Origination of loans held for sale .......................       (1,940,280)       (1,400,221)
             Proceeds from sale of loans held for sale ................        1,962,189         1,407,339
             ESOP expenses ............................................           13,000            24,000
             Amortization of MRP contribution .........................             --               6,539
             Net change in accrued interest receivable ................         (190,319)          (52,316)
             Amortization of goodwill and core deposit intangibles ....           41,118              --
             Net change in other assets ...............................         (213,369)         (225,181)
             Net change in accrued interest payable, accrued
                  expenses and other liabilities ......................          811,572           893,354
                                                                            ------------      ------------
                           Total adjustments ..........................     $    644,435      $    696,011
                                                                            ------------      ------------
                  Net cash from operating activities ..................     $  1,114,413      $    775,416

Cash flows from investing activities:

             Net change in interest-bearing deposits in other
                  financial institutions ..............................             --             337,935
             Proceeds from:
                  sales/calls of securities available for sale ........        5,000,000              --
                  sales/calls of securities held-to-maturity ..........             --                --
                  maturities of securities available for sale .........           45,000           330,000
                  maturities of securities held-to-maturity ...........             --                --
             Purchase of:
                  securities available for sale .......................      (15,056,122)         (546,485)
                  Federal Home Loan Bank Stock ........................             --                --
             Principal collected on mortgage- backed securities .......          154,081           159,042
             Net change in loans receivable ...........................       (5,805,198)       (2,516,310)
             Net purchases premises and equipment .....................           (8,396)          (50,855)
             Investment in limited partnership ........................         (187,500)             --
             Proceeds from sales of other real estate and
                  repossessed assets ..................................          118,950           117,734
                                                                            ------------      ------------
                           Net cash from investing activities .........     $(15,739,185)     $ (2,168,939)

                                       PART I: FINANCIAL INFORMATION
                                              FFW CORPORATION
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (Continued)



                                                                                  Three Months Ended
                                                                                      September 30
                                                                               1997                1996
                                                                          ------------        ------------
Cash flows from financing activities:

            Net (decrease) increase in deposits ...................         (1,178,415)          7,174,882
            Proceeds from Federal Home Loan Bank advances .........         10,500,000                --
            Repayment of Federal Home Loan Bank advances ..........         (8,500,000)         (4,000,000)
            Purchase of Treasury Stock ............................               --              (176,625)
            Proceeds from exercising of stock options .............             36,130                --
            Cash dividends paid ...................................           (128,672)           (105,309)
                                                                          ------------        ------------
                  Net cash from financing activities ..............       $  6,521,332        $  2,892,948

Net (decrease) increase in cash and cash equivalents ..............       $(13,895,729)       $  1,499,425
Cash and cash equivalents at beginning of period ..................       $ 17,120,614        $  2,788,207

Cash and cash equivalents at end of period ........................       $  3,224,885        $  4,287,632
                                                                          ============        ============


Supplemental disclosure of cash flow information:

            Cash paid during quarter for:
                  Interest ........................................       $  1,585,324        $  1,348,029
                  Income Taxes ....................................       $     50,000        $     61,000


            Non-cash investing activities transfers from:


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

         In the opinion of management, the Consolidated Condensed Financial Statements contain all adjustments (consisting only of normal recurring adjustments) necessary to represent fairly the financial condition of FFW Corporation as of September 30, 1997 and June 30, 1997, and the results of its operations, changes in shareholders' equity for the three months ended September 30, 1997 and 1996. Financial Statement reclassifications have been made for the prior period to conform to classifications used as of and for the period ended September 30, 1997.

         Operating results for the three months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 1998.

(2)  Earnings Per Share of Common Stock

         Earnings per share of Common Stock is computed by dividing net income for the period by the weighted average number of common stock and common stock equivalents outstanding during the three month periods ended September 30, 1997 and 1996. Weighted average number of shares used in the earnings per share computations were 690,936 for the three-month period ended September 30, 1997.

         On October 26, 1993, the shareholders of the Company ratified the adoption of the Company's 1992 Stock Option and Incentive Plan and the Management Recognition Plan and Trusts ("MRP"). Pursuant to the Stock Option Plan, 84,500 shares of the Company's Common Stock are reserved for issuance, of which the Company has granted options on 76,442 shares. As of September 30, 1997, options on 38,066 shares of the Company's Common Stock remain unexercised.

(3)  Regulatory Capital Requirements

         Pursuant to the Financial Institution Reform, Recovery, and Enforcement Act of l989 ("FIRREA"), savings institutions must meet three separate minimum capital-to-asset requirements. The following table summarizes, as of September 30, 1997, the capital requirements for the Bank under FIRREA and its actual capital ratios. As of September 30, 1997, the Bank substantially exceeded all current regulatory capital standards.

                            Regulatory                     Actual
                        Capital Requirement          Capital (Bank Only)
                        --------------------       ---------------------
                        Amount       Percent        Amount       Percent
                        ------       -------        ------       -------
                                     (Dollars in Thousands)

Risk-Based              $8,041        8.00%        $12,781        12.71%
Core Capital             5,310        3.00%         12,060         6.62%
Tangible  Capital        2,655        1.50%         12,060         6.62%


(4)  Common Stock Cash Dividends

         On August 26, 1997, the Board of Directors of FFW Corporation, declared a quarterly cash dividend of $.18 per share. The dividend was paid September 30, 1997 to shareholders of record on September 15, 1997. The payment of the cash dividend reduced shareholders' equity by $128,672.

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

Financial Condition

         The Company's total assets increased $1.9 million, or 1.1%, from $180.1 million at June 30, 1997 to $182.0 million at September 30, 1997. This increase was due primarily to funds generated by an increase in advances from FHLB of $2.0 million. Net loans receivables increased $5.6 million and securities available-for-sale increased $10.0 million. All of which contributed to a decrease in cash and cash equivalents of $13.9 million. Loan demand and liquidity needs may result in additional borrowings if deposits and loan growth remain at current levels.

         Total securities available-for-sale increased $10.0 million from $40.4 million at June 30, 1997 to $50.4 million at September 30, 1997. This increase was primarily the result of purchases of callable bonds with the proceeds of the branch acquisition which closed on June 13. 1997. The available-for-sale portfolio consists primarily of municipal securities, government agencies, mortgage-backed securities and to a lesser extent mutual funds and FNMA preferred stock.

         Net loans receivable increased $5.6 million, or 4.9% from $114.2 million at June 30, 1997 to $119.8 million at September 30, 1997. The increase in the loan portfolio for the quarter resulted, primarily, from an increase in non-mortgage loans of $3.5 million due to an increase in origination's. Management, consistent with its asset/liability objectives, will continue to sell all of its newly originated fixed-rate mortgage loans with terms to maturity greater than 15 years.

         Total deposits decreased $1.2 million or 1.0% from $116.1 million at June 30, 1997 to $114.9 million at September 30, 1997. For the quarter ended September 30, 1997, Savings, Now and MMDA accounts increased $395,000 or .7% while certificates of deposit decreased $1.7 million or 2.9%. Management believes that deposit growth may become more costly with the increased use of specials with higher interest rates and the competitive nature of the markets we serve.

         Total borrowed funds increased $2.0 million from $44.8 million at June 30, 1997 to $46.8 million at September 30, 1997. The increase consisted of new short term advances from the Federal Home Loan Bank of Indianapolis.

         Total shareholders' equity increased $469,000 from $17.1 million at June 30, 1997 to $17.6 million at September 30, 1997. The increase resulted from net income of $470,000, the exercise of options for $36,000, and an increase in the market value of investments, net of tax of $79,000, which was partially reduced by $128,700 for the payment of dividends.

Results of Operations - Comparison of the Quarters Ended September 30, 1997 and September 30, 1996

         General. Net income increased by $391,000 for the three months ended September 31, 1997 respectively, as compared to the three months ended September 30, 1996. The increase for the three months ended September 30, 1997 was primarily the result of increases in net interest income, and the result of the one time SAIF assessment of $337,800 net of taxes paid in 1996. All of these items are discussed in greater detail below.

         Net Interest Income. Net interest income increased $276,000 or 23.6% for the three months ended September 30, 1997 and 1996 respectively. This was primarily the result of an increase in average interest-earning assets which exceeded the increase in average interest-bearing liabilities, and a corresponding increase in the spread earned.

Interest Income. Interest income increased $579,000 to $3.5 from $2.9 million for the quarter ended September 30, 1997 and 1996 respectively. The increases in interest income for the three months ended September 30, 1997 were due to continued growth in interest-earning assets including mortgage loans, commercial and consumer loans and investment, as compared to the same periods ended September 30, 1996. These increased interest-earning assets are the result of competitive pricing, marketing, and the re-pricing of adjustable-rate loans and mortgage-backed securities.

         Interest Expense. Interest expense increased $303,000 to $2.1 million from $1.8 million for the quarter ended September 30, 1997 and 1996 respectively. For the three months ended September 30, 1997, the increase in interest expense was due to an increase in borrowed funds and deposits outstanding as compared to the same periods in 1996. Interest rates, while remaining steady have increased the use of higher rate specials by everyone trying to attract deposits. If interest rates remain at or near current levels, management anticipates the rate of shift to certificates from passbook accounts will continue. thereby raising our interest expense cost, as the difference between rates paid on existing certificates and passbooks expands.

         Provision for Loan Losses. The provision for loan losses increased $180,000 to $200,000 from $20,000 for the quarter ended September 30, 1997 and 1996 respectively. The loan loss provisions are based on management's quarterly analysis of the allowance for loan losses. The provisions for the three month period reflect an increase in non-mortgage lending and the inherent riskiness and the number of these loans as compared to 1-4 family mortgage loans. With the expansion into commercial lending the company will continue to increase its allowance for loan losses and make future additions to the allowance through the provision for loan losses as loan growth, economic and regulatory conditions dictate. Although the Company maintains its allowance for loan losses at a level which is deemed consistent with the level of risk in the portfolio, economic conditions, etc. there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods.

         Non-interest Income. Non-interest income increased by $75,000 to $234,000 from $158,000 for the quarter ended September 30, 1997 and 1996 respectively. The increase was the primarily the result of increased fee income on deposit accounts and commission income of $54,000 and increase in gain on sales of loans to the Federal Home Loan Mortgage Corporation of $5,500. Management believes that with the lower interest rates we will see a increase in the gain on sales of loans to Freddie Mac for the remainder of the year as compared to last year.

         Non-Interest Expense. Non-interest expense decreased $348,000 to $910,000 from $1.3 million for the quarter ended September 30, 1997 and 1996 respectively. For the three months ended September 30, 1997, SAIF deposit premiums decreased $596,000 due to the one time assessment paid in 1996. This decrease in the SAIF premium was offset by an increase in, compensation and benefits expenses of $103,000 for increased staff related to our new branch in South Whitley and our commercial loan department compared to 1996; and other expenses increased by $156,000 for data processing and cost related to the branch acquisition in South Whitley compared to 1996.

         Income Tax Expense. Income tax expense increased $128,500 to $98,000 from a credit of $31,000 for the quarter ended September 30, 1997 compared to quarter ended 1996. The increase was due to the tax effect of the one time SAIF assessment for the quarter ended September 30, 1996.

         Non-Performing Assets and Allowance for Loan Losses. The allowance for loan losses is calculated based upon an evaluation of pertinent factors underlying the types and qualities of the Company's loans. Management considers such factors as the repayment status of a loan, the estimated net realizable value of the underlying collateral, the borrower's ability to repay the loan, current and anticipated economic conditions which might affect the borrower's ability to repay the loan and the Company's past statistical history concerning charge-offs. The Company's allowance for loan losses as of September 30, 1997, was $726,000 or 0.6% of total loans. The June 30, 1997 allowance for loan losses was $572,000, or 0.5% of total loans. Total loans classified as substandard, doubtful or loss as of September 30, 1997 were $1.3 million or 0.7% of total assets. Management has considered non-performing assets and total classified assets in establishing the allowance for loan losses.

         The ratio of non-performing assets to total assets is one indicator of the exposure to credit risk. Non-performing assets of the Company consist of non-accruing loans, accruing loans delinquent 90 days or more, and foreclosed assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure.

                                                           9/30/97       6/30/97
                                                           -------       -------
                                                           (Dollars in Thousands)
Non-Accruing Loans .................................         $290          $248
Accruing Loans Delinquent 90 days or more ..........          --            --
Troubled Debt Restructurings .......................          --            --
Foreclosed Assets ..................................           44            33

Total Non-Performing Assets ........................         $334          $281
                                                             ====          ====

Total Non-Performing Assets as a
Percentage of Total Assets .........................          .18%          .16%


         Total non-performing assets increased $53,000 to $355,000, or .22% of total assets at September 30, 1997, from $180,000 or .11% of total assets at December 31, 1996. The increase in non-performing assets was primarily due to the addition of two 1-4 family loans for $123,000. Foreclosed assets increased $11,000 due to the repossession of several vehicles.

         Liquidity and Capital Resources. The Company's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, FHLB Indianapolis advances and funds provided by operations. While scheduled loan and mortgage-backed security repayments and maturity of short-term investments are a relatively predictable source of funds, deposit flows are greatly influenced by general interest rates, economic conditions, competition and, most recently, the restructuring occurring in the thrift industry. Current Office of Thrift Supervision regulations require the Bank to maintain cash and eligible investments in an amount equal to at least 5.0% of customer accounts and short-term borrowings to assure its ability to meet demands for withdrawals and repayment of short-term borrowings. As of September 30, 1997, the Bank's liquidity ratio of 5.95%, exceeds the minimum regulatory requirements.

         The Company uses its capital resources principally to meet its ongoing commitments to fund maturing certificates of deposits and loan commitments, maintain is liquidity and meet operating expenses. At September 30, 1997, the Company has commitments to originate loans totaling $2.2 million. The Company considers its liquidity and capital resources to be adequate to meet its foreseeable short- and long-term needs. The Company expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.

         Regulatory standards impose the following capital requirements: a risk-based capital standard expressed as a percent of risk-adjusted assets, a leverage ratio of core capital to total adjusted assets, and a tangible capital ratio expressed as a percent of total adjusted assets. As of September 30, 1997, the Bank exceeded all fully phased-in regulatory capital standards.

         At September 30, 1997, the Bank's tangible capital was $12.1 million, or 6.8% of adjusted total assets, which is in excess of the 1.5% requirement by $9.4 million. In addition, at September 30, 1997, the Bank had core capital of $12.1 million, or 6.8% of adjusted total assets, which exceeds the 3.0% requirement by $6.8 million. The Bank had risk-based capital of $12.8 million at September 30, 1997 or 12.7% of risk-adjusted assets which exceeds the 8.0% risk-based capital requirements by $4.7 million.

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

                           Part II - Other Information


         As of September 30, 1997, management is not aware of any current recommendations by regulatory authorities which, if they were to be implemented, would have or are reasonably likely to have a material adverse effect on the Company's liquidity, capital resources or operations.

Item 1  -  Legal Proceedings

         Not Applicable.

Item 2  -  Changes in Securities

         Not Applicable.

Item 3  -  Defaults upon Senior Securities

         Not Applicable.

Item 4  -  Submission of Matters to a vote of Security Holders


         The Annual Meeting of Shareholders (the "Meeting") of FFW Corporation was held on October 28, 1997. The matters approved by shareholders at the Meeting and the number of votes cast for, against or withheld ( as well as the number of abstentions and broker non-votes) as to each matter are set below:

                  PROPOSAL                         NUMBER OF VOTES
                  --------                         ---------------
                                                 FOR            WITHHELD
                                                 ---            --------
Election of the following Directors for
a three-year term
         Wayne W. Rees ......................   590,632           900
         Ronald D. Reynolds .................   590,632           900

                                                 FOR        AGAINST      ABSTAIN
                                                 ---        -------      -------
Ratification of Crowe Chizek as auditors
for the fiscal year ending June 30, 1998.....  589,867        500         1,165

Item 5  -  Other Information

         Not Applicable

Item 6  -  Exhibits and Reports on Form 8-K

         (a)  Exhibits

               Not Applicable

         (b) The following is a description of the Form 8-K's filed during the quarter ended September 30, 1997.

             (i) A Form 8-K was filed on July 31, 1997 announcing the year end income results for fiscal year end June 30, 1997

                                   SIGNATURES



Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                FFW CORPORATION
                                                Registrant




 November 12, 1997                              /S/ Nicholas  M. George
                                                ------------------------
                                                Nicholas M. George
                                                President and Chief
                                                Executive Officer




 November 12, 1997                              /S/ Charles E. Redman
                                                Charles E. Redman
                                                Treasurer and Chief Financial
                                                Accounting Officer