Form 10QSB
period 1997-12-31
FFW CORP
filed 1998-02-13
CIK 895401

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended December 31, 1997
                                       OR

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

              As of February 13, 1998 there were 1,449,532 shares of the Registrant's common stock issued and outstanding.

                                 FFW CORPORATION

                                      INDEX


     PART I.     FINANCIAL INFORMATION (unaudited)

     Item 1.     Consolidated Condensed Financial Statements

                 Consolidated Condensed Balance Sheets December 31, 1997 and June 30, 1997

                 Consolidated Condensed Statements of Income for the three months ended December 31, 1997 and 1996 and the six months ended December 31, 1997 and 1996

                 Consolidated Statements of Shareholders' Equity for the three months ended December 31, 1997 and 1996 and the six months ended December 31, 1997 and 1996.

                 Consolidated Statements of Cash Flows for the three months ended December 31, 1997 and 1996 and the six months ended December 31, 1997 and 1996.

                 Notes to Consolidated Condensed Financial Statements


Item 2.       Management's Discussion and Analysis of
                 Financial Condition and Results of Operations



PART II.    OTHER INFORMATION

                 Signature Page

                                                 PART I: FINANCIAL INFORMATION
                                                        FFW CORPORATION
                                                  CONSOLIDATED BALANCE SHEETS


                                                                                                         (Unaudited)
ASSETS:                                                                                         December 31          June 30
                                                                                                    1997               1997
                                                                                              -------------      -------------
         Cash and due from financial institutions .......................................     $     635,898      $   1,620,716
         Interest-earning deposits in financial institutions - short term ...............         5,833,399         15,499,898
                                                                                              -------------      -------------
                  Cash and cash equivalents .............................................     $   6,469,297      $  17,120,614
         Interest-earning deposits in financial institutions
                  (cost approximates market value) ......................................              --                 --
         Securities available for sale ..................................................        47,347,334         40,449,698
         Loans held for sale, net of unrealized gains and losses ........................              --                 --
         Loans receivable, net of allowance for loan losses of $723,142 in December
                  and $571,751 in June ..................................................       128,222,423        114,158,745
         Stock in Federal Home Loan Bank, at cost .......................................         2,707,200          2,397,600
         Accrued interest receivable ....................................................         1,510,230          1,123,623
         Premises and Equipment-net .....................................................         2,007,660          1,926,910
              Investment in limited partnership .........................................           749,952            749,952
         Other assets
                                                                                                  2,283,474          2,128,339
                                                                                              -------------      -------------
                           Total Assets .................................................     $ 191,297,570      $ 180,055,481
                                                                                              =============      =============

LIABILITIES AND SHAREHOLDERS' EQUITY:

Liabilities:
         Non-interest-bearing demand deposits ...........................................     $   8,033,588      $   5,751,478
         Savings, Now and MMDA deposits .................................................        47,756,017         50,529,826
         Other time deposits ............................................................        60,316,083         59,837,170
                                                                                              -------------      -------------
                  Total Deposits ........................................................     $ 116,105,688      $ 116,118,474

         Federal Home Loan Bank advances ................................................        52,675,956         44,800,000
              Obligation relative to limited partnership ................................           525,000            712,500
         Accrued Interest Payable .......................................................           170,183            157,521
         Accrued expenses and other liabilities .........................................         3,636,119          1,125,700
                                                                                              -------------      -------------
                  Total Liabilities .....................................................     $ 173,112,946      $ 162,914,195

                                                        FFW CORPORATION
                                                  CONSOLIDATED BALANCE SHEETS
                                                           (continued)


                                                                                                         (Unaudited)
                                                                                               December 31          June 30
                                                                                                    1997               1997
                                                                                              -------------      -------------
Shareholders' Equity:

         Preferred stock, $.01 par value, 500,000 shares authorized none issued .........              --                 --
         Common stock, $.01 par value, 2,000,000 shares authorized; 1,760,146 shares issued and 1,443,082 outstanding at December 31, 1997; 1,739,532 shares
                  issued and 1,422,468 shares outstanding at June 30, 1997 ..............             8,801              8,698
         Additional paid-in capital .....................................................         8,591,532          8,439,565
         Retained earnings - substantially restricted ...................................        11,809,433         11,119,378
         Net unrealized depreciation on securities available for sale, net of tax liability of $210,706 on December  31, 1997 and a tax
             benefit of $ 69,436 on June 30, 1997........................................           703,396            502,183
         Unearned Employee stock Ownership Plan shares ..................................          (244,553)          (244,553)
         Treasury Stock at Cost, 317,064 common shares at cost,
                  at December 31, 1997 and June 30, 1997, respectively ..................        (2,683,985)        (2,683,985)
                                                                                              -------------      -------------

                  Total Shareholders' equity ............................................        18,184,624         17,141,286

                           Total Liabilities and Shareholders' Equity ...................     $ 191,297,570      $ 180,055,481
                                                                                              =============      =============


                                                     FFW CORPORATION
                                            CONSOLIDATED STATEMENTS OF INCOME
                                                       (Unaudited)

                                                                     Three Months Ended            Six Months Ended
                                                                        December 31                   December 31
                                                                -------------------------     -------------------------
                                                                    1997           1996           1997          1996
                                                                ----------     ----------     ----------     ----------
Interest Income:

         Loans Receivable
                  Mortgage loans ..........................     $1,600,395     $1,475,668     $3,181,829     $2,923,907
                  Consumer and other loans ................      1,094,804        791,937      2,091,341      1,530,941
         Securities
                  Taxable .................................        767,562        624,681      1,529,521      1,218,335
                  Nontaxable ..............................        105,097        119,132        208,506        236,918
         Other Interest-earning assets ....................         10,950         13,816         73,149         41,452
                                                                ----------     ----------     ----------     ----------
                  Total Interest Income ...................     $3,578,808     $3,025,234     $7,084,346     $5,951,553


Interest Expense:

         Deposits .........................................      1,365,681      1,201,293      2,752,142      2,370,681
         Other ............................................        743,723        600,895      1,418,989      1,190,097
                                                                ----------     ----------     ----------     ----------
                  Total Interest Expense ..................     $2,109,404     $1,802,188     $4,171,131     $3,560,778

Net Interest Income .......................................      1,469,404      1,223,046      2,913,215      2,390,775

         Provision for Loan Losses ........................         65,000         15,000        265,000         35,000
                                                                ----------     ----------     ----------     ----------

Net interest income after provision for loan losses .......      1,404,404      1,208,046      2,648,215      2,355,775

Non-interest income:

         Net gain on sale of interest-earning assets ......         26,309         19,498         42,549         30,226
         Net unrealized gain or loss on loans held for sale           --             --             --             --
         Other ............................................        225,895        140,588        443,445        288,309
                                                                ----------     ----------     ----------     ----------
                  Total Non-Interest Income ...............     $  252,204     $  160,086     $  485,994     $  318,535

                                                     FFW CORPORATION
                                            CONSOLIDATED STATEMENTS OF INCOME
                                                       (Unaudited)
                                                       (continued)

                                                                     Three Months Ended            Six Months Ended
                                                                        December 31                   December 31
                                                                -------------------------     -------------------------
                                                                    1997           1996           1997          1996
                                                                ----------     ----------     ----------     ----------
Non-Interest Expense:

         Compensation and Benefits ........................        459,880        345,233        902,417        684,280
         Occupancy and equipment ..........................         81,072         72,497        161,685        136,982
         SAIF deposit insurance premiums ..................         29,993         60,289         57,157        683,539
         Other ............................................        358,570        263,161        718,368        494,140
                                                                ----------     ----------     ----------     ----------
                  Total Non-Interest Expense ..............     $  929,515     $  741,180     $1,839,627     $1,998,941
                                                                ----------     ----------     ----------     ----------

Income before income taxes ................................        727,093        626,952      1,294,582        675,369

         Income Tax Expense ...............................        248,468        200,335        345,978        169,347
                                                                ----------     ----------     ----------     ----------

Net Income ................................................     $  478,625     $  426,617     $  948,604     $  506,022
                                                                ==========     ==========     ==========     ==========
Earnings per common and common equivalent shares:
         Basic ............................................     $      .34     $      .32     $      .68     $      .38

         Diluted ..........................................     $      .34     $      .31     $      .66     $      .36

                                                           FFW CORPORATION
                                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                             (Unaudited)


                                                                     Three Months Ended                    Six Months Ended
                                                                        December 31                          December 31
                                                                ------------------------------      ------------------------------
                                                                     1997              1996              1997              1996
                                                                ------------      ------------      ------------      ------------
Beginning Balance .........................................     $ 17,610,488      $ 15,473,993      $ 17,141,286      $ 15,458,143

Common Stock at .01 Par Value 2,000,000 shares
         authorized  issued and outstanding
         December 31, 1997 -- 1,443,082;
         December 31, 1996 -- 1,390,120 ...................               67              --                 103              --

Additional Paid-in Capital ................................          102,873            24,000           151,967            48,000

Treasury Stock at Cost - no shares for
         the three-month periods and -0- and
         9,000 shares for the six-month periods
         ended 1997 and 1996 ..............................             --                --                --            (176,625)

Cash Dividends of:
         $0.09 and $0.075 share for the three-month
         periods and $0.18 and $0.15 per share for the
         six-month periods ended 1997 and 1996 ............         (129,877)         (105,309)         (258,549)         (210,618)

Amortization of ESOP Contribution .........................             --              42,574              --              42,574

Amortization of MRP Contribution ..........................             --               6,540              --              13,079

Net change in unrealized depreciation on equity
         securities available for sale ....................          122,447           248,194           201,213           436,034

Net Income for Period(s) ..................................          478,626           426,617           948,604           506,022
                                                                ------------      ------------      ------------      ------------

Ending Balance ............................................     $ 18,184,624      $ 16,116,609      $ 18,184,624      $ 16,116,609
                                                                ============      ============      ============      ============

                                                           FFW CORPORATION
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (Unaudited)

                                                                        Three Months Ended                 Six Months Ended
                                                                            December 31                       December 31
                                                                 ------------------------------      ------------------------------
                                                                      1997              1996              1997              1996
                                                                 ------------      ------------      ------------      ------------
Cash flows from operating activities:

   Net Income ..............................................     $    478,626      $    426,617      $    948,604      $    506,022
   Adjustments  to  reconcile  net  income  to  net  cash
       from  operating activities:
       Depreciation and amortization, net of accretion .....          (22,552)           14,360           (38,719)           58,809
       Provision for loan losses ...........................           65,000            15,000           265,000            35,000
       Net (gains) losses on sale of :
            Securities available for sale ..................             --                 514              --                 514
            Loans held for sale ............................          (35,463)          (20,461)          (57,372)          (34,140)
            Foreclosed estate owned and repossessed assets .            5,586            10,661             4,187             2,388
       Origination of loans held for sale ..................       (1,770,558)       (1,238,451)       (3,710,838)       (2,140,689)
       Proceeds from sale of loans held for sale ...........        1,806,021         1,536,412         3,768,210         2,445,768
       ESOP expenses .......................................           36,000            66,573            49,000            90,573
       Amortization of MRP contribution ....................             --               6,540              --              13,079
       Net change in accrued interest receivable ...........         (196,288)           22,895          (386,607)          (29,421)
       Amortization of goodwill and core deposit intangibles           41,119              --              82,237              --
       Net change in other assets ..........................         (179,330)         (451,802)         (392,699)         (676,983)
       Net change in accrued interest payable, accrued
            expenses and other liabilities .................        1,607,480         2,419,052          (714,741)          178,613
                                                                 ------------      ------------      ------------      ------------

                     Total adjustments .....................     $  1,357,015      $   (752,500)     $  2,001,451      $    (56,489)
                                                                 ------------      ------------      ------------      ------------

            Net cash from operating activities .............     $  1,835,641      $   (325,883)     $  2,950,055      $    449,533

                                                           FFW CORPORATION
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (Unaudited)
                                                             (continued)

                                                                        Three Months Ended                 Six Months Ended
                                                                            December 31                       December 31
                                                                 ------------------------------      ------------------------------
                                                                      1997              1996              1997              1996
                                                                 ------------      ------------      ------------      ------------
Cash flows from investing activities:

       Net change in interest-bearing deposits in other
            financial institutions .........................             --              24,729              --             362,664
       Proceeds from :
            sales/calls of securities available for sale ...        3,000,000            75,000         8,000,000            75,000
            sales/calls of securities held-to-maturity .....             --                --                --                --
            maturities of securities available for sale ....          255,000            50,000           300,000           380,000
            maturities of securities held-to-maturity ......             --                --                --                --
       Purchase of :
            securities available for sale ..................          (50,347)          (50,104)      (15,106,469)         (596,589)
            Federal Home Loan Bank Stock ...................         (309,600)             --            (309,600)             --
       Principal collected on mortgage- backed securities ..          173,547           168,094           327,627           327,136
       Net change in loans receivable ......................       (8,523,480)       (4,249,764)      (14,328,678)       (6,766,074)
       Net purchases premises and equipment ................         (151,187)          (10,310)         (159,583)          (61,165)
       Investment in limited partnership ...................             --            (187,500)             --
       Proceeds from sales of other real estate and
            repossessed assets .............................           36,190            78,606           155,140           196,340
                                                                 ------------      ------------      ------------      ------------

                     Net cash from investing  activities ...     $ (5,569,877)     $ (3,913,749)     $(21,309,063)     $ (6,082,688)


                                                           FFW CORPORATION
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (Continued)


                                                                        Three Months Ended                    Six Months Ended
                                                                            December 31                        December 31
                                                                 ------------------------------      ------------------------------
                                                                      1997              1996              1997              1996
                                                                 ------------      ------------      ------------      ------------
Cash flows from financing activities :

            Net (decrease) increase in deposits ............        1,165,629        (1,779,066)          (12,786)        5,395,816
            Proceeds from short-term borrowings ............       32,975,956         9,500,000        43,475,956         9,500,000
            Payment on short-term borrowings ...............      (27,100,000)       (4,000,000)      (35,600,000)       (8,000,000)
            Purchase of Treasury Stock .....................             --                --                --            (176,625)
            Proceeds from exercising of stock options ......           66,940              --             103,070              --
            Cash dividends paid ............................         (129,877)         (105,309)         (258,549)         (210,618)
                                                                 ------------      ------------      ------------      ------------

                  Net cash from financing activities .......     $  6,978,648      $  3,615,625      $  7,707,691      $  6,508,573


Net increase (decrease) in cash and cash equivalents .......     $  3,244,412      $   (624,007)     $(10,651,317)     $    875,418
Cash and cash equivalents at beginning of period ...........     $  3,224,885      $  4,287,632      $ 17,120,614      $  2,788,207

Cash and cash equivalents at end of period .................     $  6,469,297      $  3,663,625      $  6,469,297      $  3,663,625
                                                                 ============      ============      ============      ============

Supplemental disclosure of cash flow information :

            Cash paid during quarter for:
                  Interest .................................     $  2,579,747      $  2,194,134      $  4,165,071      $  3,542,163
                  Income Taxes .............................     $    340,000      $    315,000      $    390,000      $    376,000

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

         In the opinion of management, the Consolidated Condensed Financial Statements contain all adjustments (consisting only of normal recurring adjustments) necessary to represent fairly the financial condition of FFW Corporation as of December 31, 1997 and June 30, 1997, and the results of its operations, changes in shareholders' equity for the three and six months ended December 31, 1997 and 1996. Financial Statement reclassifications have been made for the prior period to conform to classifications used as of and for the period ended December 31, 1997.

         Operating results for the three and six months ended December 31, 1997 are not necessarily indicative Of the results that may be expected for the fiscal year ended June 30, 1998.

(2) Earnings Per Share of Common Stock
         Basic and diluted earnings per share are computed under a new accounting standard effective in the quarter ended December 31, 1997. All prior amounts have been restated to be comparable. Basic earnings per share is based on net income (less preferred dividends) divided by the weighted average number of shares outstanding during the period. Diluted earnings per share shows the dilutive effect of additional common shares issuable under stock options (and convertible securities).

         On October 26, 1993, the shareholders of the Company ratified the adoption of the Company's 1992 Stock Option and Incentive Plan and the Management Recognition Plan and Trusts ("MRP"). Pursuant to the Stock Option Plan, 169,000 shares of the Company's Common Stock are reserved for issuance, of which the Company has granted options on 152,884 shares. As of December 31, 1997, 66,738 exercisable options of the Company's Common Stock remain un-exercised.

         All share and per share data have been adjusted to reflect a 100% common stock dividend declared December 15, 1997 and paid December 31, 1997.


                                                                      Three Months Ended            Six Months Ended
                                                                         December 31,                  December 31,

                                                                     1997           1996           1997           1996
                                                                 ----------     ----------     ----------     ----------
Earnings Per Share
     Net Income ............................................     $  478,625     $  426,617     $  948,604     $  506,022
     Weighted average common shares outstanding ............      1,394,785      1,344,058      1,388,329      1,346,620
          Basic Earnings Per Share .........................     $      .34     $      .32     $      .68     $      .38

Earnings Per Share Assuming Dilution
     Net Income ............................................     $  478,625     $  426,617     $  948,604     $  506,022
     Weighted average common shares outstanding ............      1,394,785      1,344,058      1,388,329      1,346,620
     Add: dilutive effects of assumed exercises
          Incentive stock options ..........................         26,447         31,501         49,877         60,879
                                                                 ----------     ----------     ----------     ----------
     Weighted average and dilutive common shares outstanding      1,421,232      1,375,559      1,438,206      1,407,499
          Diluted Earnings Per  Share ......................     $      .34     $      .31     $      .66     $      .36

(3) Regulatory Capital Requirements
         Pursuant to the Financial Institution Reform, Recovery, and Enforcement Act of l989 ("FIRREA"), savings institutions must meet three separate minimum capital-to-asset requirements. The following table summarizes, as of December 31, 1997, the capital requirements for the Bank under FIRREA and its actual capital ratios. As of December 31, 1997, the Bank substantially exceeded all current regulatory capital standards.

                                         Regulatory                   Actual
                                    Capital Requirement        Capital(Bank Only)
                                   Amount      Percent       Amount       Percent
                                   ------      -------       ------       -------
                                             (Dollars in Thousands)
Risk-Based ................       $ 8,818       8.00%        $13,281      12.05%

Core Capital ..............       $ 5,594       3.00%        $12,580       6.75%

Tangible Capital ..........       $ 2,797       1.50%        $12,580       6.75%


(4) Common Stock Cash Dividends
         On November 28, 1997, the Board of Directors of FFW Corporation, declared a quarterly cash dividend of $.15 per share. The dividend was paid December 31, 1997 to shareholders of record on December 15, 1997. The payment of the cash dividend reduced shareholders' equity by $129,877.

                                     PART II

                                 FFW CORPORATION

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


General

         The accompanying Consolidated Financial Statement includes the account of FFW Corporation (the "Company") and its wholly owned subsidiaries, First Federal Savings Bank of Wabash (the "Bank") and FirstFed Financial of Wabash, Inc. All significant inter-company transactions and balances are eliminated in consolidation. The Company's results of operations are primarily dependent on the Bank's net interest margin, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The level of its non-interest expenses, such as employee compensation and benefits, occupancy expenses, and other expenses also affects the Bank's net income.

Forward-Looking Statements

         When used in this Form 10-QSB and in future filings by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify
"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks and uncertainties, including but not limited to changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, all or some of which could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made and are subject to the above-stated qualifications in any event. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

         The Company does not undertake--and specifically declines any obligation--to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Financial Condition

         The Company's total assets increased $9.3 million, or 5.1%, from $182.0 million at September 30, 1997 to $191.3 million at December 31, 1997. This increase was due primarily to an increase in net loan receivable of $8.5 million. The growth in loan receivables was funded with an increase of borrowings from FHLB of $5.9 million, an increase in deposits of $1.2 million and a decrease in securities available for sale of $3.1 million. Loan demand and liquidity needs may result in additional borrowing if deposits and loan growth remain at current levels.

         Total securities available-for-sale decreased $3.1 million from $50.5 million at September 30, 1997 to $47.3 million at December 31, 1997. The decrease was primarily the result of calls on 2 government agency bonds totaling $3.0 million. The available-for-sale portfolio consists primarily of municipal securities, government agencies and mortgage backed securities.

         Net loan receivables increased $8.5 million, or 7.1%, from $119.8 million at September 30, 1997 to $128.2 million at December 31, 1997. The increase in the loan portfolio resulted primarily from an increase in mortgage loans of $3.0 million and non-mortgage loans of $5.0 million. Management, consistent with its asset/liability objectives, will continue to sell newly originated fixed-rate mortgage loans with terms to maturity of greater than 15 years.

         Total deposits increased $1.2 million or 1.0% from $114.9 million at September 30, 1997 to $116.1 million at December 31, 1997. This increase was primarily the result of interest posted to accounts at the end of the quarter. For the quarter ended December 31, 1997, passbook accounts decreased $1.3 million, or 3.0%, and certificates of deposit increased $2.2 million or 3.8%. Management believes that deposit growth may be difficult to maintain at prior years levels as deposit customers look for alternative investment opportunities with higher yields.

         Total borrowed funds increased $5.9 million from $46.8 million at September 30, 1997 to $52.7 million at December 31, 1997. The increase consisted of new borrowings from the Federal Home Loan Bank of Indianapolis.

         Total shareholders' equity increased $469,200 from $17.1 million at September 30, 1997 to $17.6 million at December 31, 1997. The increase was due to the quarterly net income of $478,600 and the unrealized appreciation of securities held for sale, net of tax, of $122,400, which was partially offset by the quarterly payment of dividends of $129,900.

Results of Operations - Comparison of the Three and Six Months Ended
                        December 31, 1997 and December 31, 1996

         General Net income increased by $52,000 and $442,600 for the three and six months ended December 31, 1997 respectively, as compared to the three and six months ended December 31, 1996. The increase for the three months ended December 31, 1997 was primarily the result of increases in net interest income. The increase for six months ended December 31, 1997 was primarily the result of decreased SAIF premiums of $626,400. All of these items are discussed in greater detail below.

         Net Interest Income Net interest income increased $52,000, or 12.2% to $478,600 from $426,600 for the quarter ended December 31, 1997 and 1996 respectively. This was primarily the result of an increase in average interest-earning assets, which exceeded the increase in average interest-bearing liabilities.

         Interest Income Interest income increased $554,000 and $1.1 million to $3.6 million and $7.1 million for the three and six months ended December 31, 1997 respectively, as compared to the three and six months ended December 31, 1996. The increases in interest income for the three and six months ended December 31, 1997 were due to continued growth in interest-earning assets including mortgage loans, commercial and consumer loans and investments, as compared to the same periods ended December 31, 1996. These increased interest-earning assets are the result of competitive pricing, marketing, and the repricing of adjustable-rate loans and mortgage-backed securities.

         Interest Expense Interest expense increased $307,000 and $610,000 to $2.1 million and $4.2 million for the three and six months ended December 31, 1997 respectively, as compared to the three and six months ended December 31, 1996. The increase in interest expense was due to an increase in borrowed funds and deposits outstanding as compared to the same periods in 1996. If interest rates remain at or near current levels, management anticipates the rate of shift to certificates from passbook accounts will decrease as the difference between rates paid on new certificates and passbooks contracts.

         Provision for Loan Losses The provision for loan losses increased $50,000 and $230,000 for the three and six months ended December 31, 1997 respectively, as compared to the three and six months ended December 31, 1996. The loan loss provisions are based on management's quarterly analysis of the allowance for loan losses. The provisions for the three and six month periods reflect the growth in the balances of non-mortgage loans and to a lesser extent the increase in mortgage loans. The company will continue to monitor its allowance for loan losses and make future additions to the allowance through the provision for loan losses as economic and regulatory conditions dictate. Although the Company maintains its allowance for loan losses at a level which is deemed consistent with the level of risk in the portfolio, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods.

         Non-interest Income Non-interest income increased by $92,000 and $167,000 to $252,000 and $486,000 for the three and six months ended December 31, 1997 respectively, as compared to the three and six months ended December 31, 1996. The increases were, primarily, attributed to increased fee and other income of $85,000 and $154,000 for the three and six months ended December 31, 1997, as compared to 1996. Gain on sale of loans increased by $7,000 and $13,000 for the three and six months ended December 31, 1997, as compared to 1996. Management believes that with the decline of interest rates, we will continue to see an increase in sales of loans to Freddie Mac for the remainder of the year as compared to last year. This should result in increased gain on sales of loans.

         Non-Interest Expense Non-interest expense increased $189,000 to $930,000 for the three months ended December 31, 1997, as compared to the three months ended December 31, 1996. The increase for the three months ended December 31, 1997, was due to increased staffing, and the amortization of goodwill for our new branch in South Whitley, which was purchased from NBD Bank.

          Non-interest expense decreased $159,000 to $1.8 million for the six months ended December 31, 1997, as compared to the six months ended December 31, 1996. This decrease was primarily due to the reduction in the SAIF premiums of $627,000 in 1997 compared to 1996. This decrease was partially offset with higher staffing cost and goodwill amortization of our new branch in South Whitley.

         Income Tax Expense Income tax expense increased $48,000 and $177,000 to $248,000 and $346,000 for the three and six months ended December 31, 1997 respectively, as compared to the three and six months ended December 31, 1996. The increase was due to an increase in taxable income for the three and six months ended December 31, 1997, and the tax effect of the one time SAIF assessment, which lowered taxes, for the three and six months ended December 31, 1996.

         Non-Performing Assets and Allowance for Loan Losses The allowance for loan losses is calculated based upon an evaluation of pertinent factors underlying the types and qualities of the Company's loans. Management considers such factors as the repayment status of a loan, the estimated net realizable value of the underlying collateral, the borrower's ability to repay the loan, current and anticipated economic conditions which might affect the borrower's ability to repay the loan and the Company's past statistical history concerning charge-offs. The Company's allowance for loan losses as of December 31, 1997, was $723,000 or 0.6% of total loans. The September 30, 1997 allowance for loan losses was $726,000, or 0.6% of total loans. Total loans classified as substandard, doubtful or loss as of December 31, 1997 were $1.4 million or 0.7% of total assets. Management has considered non-performing assets and total classified assets in establishing the allowance for loan losses.

         The ratio of non-performing assets to total assets is one indicator of the exposure to credit risk. Non-performing assets of the Company consist of non-accruing loans, accruing loans delinquent 90 days or more, and foreclosed assets, which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure.

                                                          12/31/97       09/30/97
                                                          --------       --------
                                                           (Dollars in Thousands)
Non-Accruing Loans .................................         $428          $290
Accruing Loans Delinquent 90 days or more ..........          --            --
Troubled Debt Restructurings .......................          --            --
Foreclosed Assets ..................................          173            44
                                                             ----          ----

Total Non-Performing Assets ........................         $601          $334
                                                             ====          ====
Total Non-Performing Assets as a
         Percentage of Total Assets ................          .31%          .18%

         Total non-performing assets increased to $601,000, or .31% of total assets at December 31, 1997, compared to $334,000 or .18% of total assets at September 30, 1997. The increase of $267,000 in non-performing assets was primarily due to a greater number of auto loans being repossessed and put on non-accrual status. Management believes these increased numbers are a result of the overall increase in auto and consumer lending over the last year, and as such, we have increased our loan loss allowance accordingly.

         Liquidity and Capital Resources The Company's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, FHLB Indianapolis advances and funds provided by operations. While scheduled loan and mortgage-backed security repayments and maturity of short-term investments are a relatively predictable source of funds, deposit flows are greatly influenced by general interest rates, economic conditions, competition and, most recently, the restructuring occurring in the banking and thrift industries. Current Office of Thrift Supervision regulations require the Bank to maintain cash and eligible investments in an amount equal to at least 4.0% of customer accounts and short-term borrowings to assure its ability to meet demands for withdrawals and repayment of short-term borrowings. As of December 31, 1997, the Bank's liquidity ratio of 8.32% exceeds the minimum regulatory requirements.

         The Company uses its capital resources principally to meet its ongoing commitments to fund maturing certificates of deposits, loan commitments, maintain liquidity and meet operating expenses. At December 31, 1997, the Company has commitments to originate loans totaling $2.0 million. The Company considers its liquidity and capital resources to be adequate to meet its foreseeable short- and long-term needs. The Company expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.

         Regulatory standards impose the following capital requirements: a risk-based capital standard expressed as a percent of risk-adjusted assets, a leverage ratio of core capital to total adjusted assets, and a tangible capital ratio expressed as a percent of total adjusted assets.

         As of December 31, 1997, the Bank exceeded all fully phased-in regulatory capital standards.

         At December 31, 1997, the Bank's tangible capital was $12.6 million, or 6.8% of adjusted total assets, which is in excess of the 1.5% requirement by $9.8 million. In addition, at December 31, 1997, the Bank had core capital of $12.6 million, or 6.8% of adjusted total assets, which exceeds the 3.0% requirement by $7.0 million. The Bank had risk-based capital of $12.2 million at December 31, 1997, or 12.1% of risk-adjusted assets which exceeds the 8.0% risk-based capital requirements by $4.5 million.

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

         The OTS had adopted a final rule that requires every savings association with more than normal interest rate risk to deduct from its total capital, for purposes of determining compliance with such requirement, an amount equal to 50% of its interest-rate risk exposure multiplied by the market value of its assets. This exposure is a measure of the potential decline in the market value of portfolio equity of a savings association, greater than 2%, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline) affecting on-and off-balance sheet assets and liabilities. The effective date of the new requirement was July 1, 1996. Any savings association with less than $300 million in assets and a total capital ratio in excess of 12% is exempt from this requirement unless the OTS determines otherwise. It is anticipated that since the Bank has less than $300 million in assets, and a risk-based capital ratio in excess of 12%, it will be exempt from this rule.

Part II - Other Information

         As of December 31, 1997, management is not aware of any current recommendations by regulatory authorities which, if they were to be implemented, would have or are reasonably likely to have a material adverse effect on the Company's liquidity, capital resources or operations.

Item 1  -  Legal Proceedings

         Not Applicable.

Item 2  -  Changes in Securities

         Not Applicable.

Item 3  -  Defaults upon Senior Securities

         Not Applicable.

Item 4  -  Other Information

         Not Applicable

Item 5  -  Exhibits and Reports on Form 8-K

         (a)  Exhibits

                Not Applicable

         (b) The following is a description of the Form 8-K's filed during the quarter ended December 31, 1997.

               (i) A Form 8-K was filed on November 30, 1997 announcing the quarterly earnings for the quarter ended September 30, 1997.

               (ii) A Form 8-K was filed on November 30, 1997  announcing that a quarterly dividend was declared on September 4, 1997, payable September 30, 1997.

               (iii)A Form 8-K was filed on November 28, 1997  announcing that a quarterly cash dividend and a 100% stock dividend was declared on November 26, 1997, payable December 31, 1997.

                                   SIGNATURES



         Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   FFW CORPORATION
                                                      Registrant




Date:    February 13, 1998                   By:   /S/Nicholas M. George
                                                   ----------------------
                                                   Nicholas M. George
                                                   President and Chief
                                                   Executive Officer




Date:   February  13, 1998                   By:  /S/Charles E. Redman
                                                  --------------------
                                                  Charles E. Redman
                                                  Treasurer and Chief Financial
                                                  Accounting Officer