Form 10QSB/A
period 1997-12-31
FFW CORP
filed 1998-02-19
CIK 895401

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB
                                AMENDMENT NO. 1


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
                                                             (Unaudited)

                                                                        Three Months Ended                 Six Months Ended
                                                                            December 31                       December 31
                                                                 ------------------------------      ------------------------------
                                                                      1997              1996              1997              1996
                                                                 ------------      ------------      ------------      ------------
Cash flows from operating activities:

   Net Income ..............................................     $    478,626      $    426,617      $    948,604      $    506,022
   Adjustments  to  reconcile  net  income  to  net  cash
       from  operating activities:
       Depreciation and amortization, net of accretion .....          (22,552)           14,360           (38,719)           58,809
       Provision for loan losses ...........................           65,000            15,000           265,000            35,000
       Net (gains) losses on sale of :
            Securities available for sale ..................             --                 514              --                 514
            Loans held for sale ............................          (35,463)          (20,461)          (57,372)          (34,140)
            Foreclosed estate owned and repossessed assets .            5,586            10,661             4,187             2,388
       Origination of loans held for sale ..................       (1,770,558)       (1,238,451)       (3,710,838)       (2,140,689)
       Proceeds from sale of loans held for sale ...........        1,806,021         1,536,412         3,768,210         2,445,768
       ESOP expenses .......................................           36,000            66,573            49,000            90,573
       Amortization of MRP contribution ....................             --               6,540              --              13,079
       Net change in accrued interest receivable ...........         (196,288)           22,895          (386,607)          (29,421)
       Amortization of goodwill and core deposit intangibles           41,119              --              82,237              --
       Net change in other assets ..........................         (179,330)         (451,802)         (392,699)         (676,983)

       Net change in accrued interest payable, accrued
            expenses and other liabilities .................        1,607,480          (714,741)         2,419,052          178,613
                                                                 ------------      ------------      ------------      ------------


                     Total adjustments .....................     $  1,357,015      $   (752,500)     $  2,001,451      $    (56,489)
                                                                 ------------      ------------      ------------      ------------

            Net cash from operating activities .............     $  1,835,641      $   (325,883)     $  2,950,055      $    449,533

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


                                                   FFW CORPORATION
                                                      Registrant




Date:    February 19, 1998                   By:   /S/Nicholas M. George
                                                   ----------------------
                                                   Nicholas M. George
                                                   President and Chief
                                                   Executive Officer




Date:   February  19, 1998                   By:  /S/Charles E. Redman
                                                  --------------------
                                                  Charles E. Redman
                                                  Treasurer and Chief Financial
                                                  Accounting Officer