Form 10QSB
period 1998-03-31
FFW CORP
filed 1998-05-14
CIK 895401

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998
                                       OR

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

As of May 12, 1998, there were 1,449,532 shares of the Registrant's common stock issued and outstanding.

                                 FFW CORPORATION

                                      INDEX


PART I.     FINANCIAL INFORMATION (unaudited)

Item 1.       Consolidated Condensed Financial Statements

                  Consolidated Condensed Balance Sheets March 31, 1998 and June 30, 1997

                  Consolidated Condensed Statements of Income for the three months ended March 31, 1998 and 1997 and the nine months ended March 31, 1998 and 1997.

                  Consolidated Statements of Shareholders' Equity for the three months ended March 31, 1998 and 1997 and the nine months ended March 31, 1998 and 1997.

                  Consolidated Statements of Cash Flows for the three months ended March 31, 1998 and 1997 and the nine months ended March 31, 1998 and 1997.

                  Notes to Consolidated Condensed Financial Statements


Item 2.       Management's Discussion and Analysis of Financial
               Condition and Results of Operations



PART II.    OTHER INFORMATION

              Signature Page

                                           PART I: FINANCIAL INFORMATION
                                                  FFW CORPORATION
                                            CONSOLIDATED BALANCE SHEETS

                                                                                      (Unaudited)
ASSETS :                                                                                March 31         June 30
                                                                                     ------------     ------------
                                                                                          1998             1997
                                                                                     ------------     ------------
         Cash and due from financial institutions ..............................     $  1,433,023     $  1,620,716
         Interest-earning deposits in financial institutions - short term ......        7,867,907       15,499,898
                                                                                     ------------     ------------
                  Cash and cash equivalents ....................................     $  9,300,930     $ 17,120,614
         Interest-earning deposits in financial institutions
                  (cost approximates market value) .............................             --               --
         Securities available for sale .........................................       48,091,974       40,449,698
         Loans held for sale, net of unrealized gains and losses ...............             --               --
         Loans receivable, net of allowance for loan losses of $754,889 in March
                  and $571,751 in June .........................................      132,192,918      114,158,745
         Stock in Federal Home Loan Bank, at cost ..............................        2,707,200        2,397,600
         Accrued interest receivable ...........................................        1,297,910        1,123,623
         Premises and Equipment-net ............................................        2,101,831        1,926,910
              Investment in limited partnership ................................          749,952          749,952
         Other assets ..........................................................        2,269,200        2,128,339
                                                                                     ------------     ------------
                           Total Assets ........................................     $198,711,915     $180,055,481
                                                                                     ============     ============
LIABILITIES AND SHAREHOLDERS' EQUITY:

Liabilities:
         Non-interest-bearing demand deposits ..................................     $  6,687,285     $  5,751,478
         Savings, Now and MMDA deposits ........................................       50,779,634       50,529,826
         Other time deposits ...................................................       66,558,031       59,837,170
                                                                                     ------------     ------------
                  Total Deposits ...............................................     $124,024,950     $116,118,474

         Federal Home Loan Bank advances .......................................       52,000,000       44,800,000
              Obligation relative to limited partnership .......................          525,000          712,500
         Accrued Interest Payable ..............................................          749,957          157,521

         Accrued expenses and other liabilities ...............................         2,367,731         1,125,700
                                                                                    -------------     -------------
                  Total Liabilities ...........................................     $ 179,667,638     $ 162,914,195

                                           PART I: FINANCIAL INFORMATION
                                                  FFW CORPORATION
                                            CONSOLIDATED BALANCE SHEETS
                                                    (continued0

                                                                                      (Unaudited)
                                                                                       March 31         June 30
                                                                                     ------------     ------------
                                                                                          1998             1997
                                                                                     ------------     ------------
Shareholders' Equity:

         Preferred stock, $.01 par value, 500,000 shares authorized none issued              --                 --
         Common  stock, $.01 par value, 2,000,000 shares authorized; ,766,596 shares  issued and outstanding at March 31, 1998; 1,449,532
                  1,739,532 shares issued and 1,422,468 shares outstanding
                  at June 30, 1997 ............................................             8,865              8,698
         Additional paid-in capital ...........................................         8,659,718          8,439,565
         Retained earnings - substantially restricted .........................        12,176,589         11,119,378
          Net unrealized depreciation on securities available for sale, net of tax  liability  of $744,648 on March 31, 1998 and a tax
                  benefit of $69,436 on June 30, 1997 .........................         1,082,039            502,183
         Unearned Employee stock Ownership Plan shares ........................          (198,949)          (244,553)
         Treasury Stock at Cost, 317,064 common shares at cost,
                  at March 31, 1998 and June 30, 1997, respectively ...........        (2,683,985)        (2,683,985)
                                                                                    -------------      -------------
                  Total Shareholders' equity ..................................        19,044,277         17,141,286

                           Total Liabilities and Shareholders' Equity .........     $ 198,711,915      $ 180,055,481
                                                                                    ============       =============

                                                PART I: FINANCIAL INFORMATION
                                                       FFW CORPORATION
                                              CONSOLIDATED STATEMENTS OF INCOME
                                                         (Unaudited)

                                                                     Three Months Ended              Nine Months Ended
                                                                          March 31                       March 31
                                                                ---------------------------     ---------------------------
                                                                     1998           1997            1998             1997
                                                                -----------     -----------     -----------     -----------
Interest Income:

         Loans Receivable
                  Mortgage loans ..........................     $ 1,616,624     $ 1,500,690     $ 4,798,453     $ 4,424,597
                  Consumer and other loans ................       1,211,994         824,477       3,303,334       2,355,419
         Securities
                  Taxable .................................         718,427         622,025       2,247,948       1,840,360
                 Nontaxable ...............................         101,516         110,822         310,022         347,740
         Other Interest-earning assets ....................          57,020          17,277         130,170          58,729
                                                                -----------     -----------     -----------     -----------
                  Total Interest Income ...................     $ 3,705,581     $ 3,075,291     $10,789,927     $ 9,026,845

Interest Expense :

         Deposits .........................................       1,406,650       1,193,419       4,158,793       3,564,101
         Other ............................................         772,466         605,590       2,191,455       1,795,687
                                                                -----------     -----------     -----------     -----------
                  Total Interest Expense ..................     $ 2,179,116     $ 1,799,009     $ 6,350,248     $ 5,359,788

Net Interest Income .......................................       1,526,465       1,276,282       4,439,679       3,667,057

         Provision for Loan Losses ........................         100,000          35,000         365,000          70,000
                                                                -----------     -----------     -----------     -----------

Net interest income after provision for loan losses .......       1,426,465       1,241,282       4,074,679       3,597,057

Non-interest income :

         Net gain on sale of interest-earning assets ......          28,545           7,225          71,094          37,451
         Net unrealized gain or loss on loans held for sale            --              --              --              --
         Other ............................................         236,960         149,705         680,406         438,015
                                                                -----------     -----------     -----------     -----------
                  Total Non-Interest Income ...............     $   265,505     $   156,930     $   751,500     $   475,466

Non-Interest Expense :

         Compensation and Benefits ........................         467,161         356,472       1,369,579       1,040,752
         Occupancy and equipment ..........................          77,463          63,519         239,148         200,502
         SAIF deposit insurance premiums ..................          26,961          15,925          84,117         699,464
         Other ............................................         364,828         293,985       1,083,196         788,125
                                                                -----------     -----------     -----------     -----------
                  Total Non-Interest Expense ..............     $   936,413     $   729,901     $ 2,776,040     $ 2,728,843
                                                                -----------     -----------     -----------     -----------

                                               PART I: FINANCIAL INFORMATION
                                                       FFW CORPORATION
                                              CONSOLIDATED STATEMENTS OF INCOME
                                                         (Unaudited)
                                                         (continued)




                                                                     Three Months Ended              Nine Months Ended
                                                                          March 31                       March 31
                                                                ---------------------------     ---------------------------
                                                                     1998           1997            1998             1997
                                                                -----------     -----------     -----------     -----------
Income before income taxes ................................         755,557         668,311       2,050,139       1,343,680

         Income Tax Expense ...............................         257,942         221,331         603,920         390,678
                                                                -----------     -----------     -----------     -----------

Net Income ................................................     $   497,615     $   446,980     $ 1,446,219     $   953,002
                                                                ===========     ===========     ===========     ===========

Earnings per common and common equivalent shares :

         Basic ............................................     $      0.35     $      0.34     $     1.04      $      0.71
         Diluted ..........................................     $      0.35     $      0.33     $     1.03      $      0.68

                                                   PART I: FINANCIAL INFORMATION
                                                          FFW CORPORATION
                                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                            (Unaudited)

                                                                    Three Months Ended                   Nine Months Ended
                                                                         March 31                             March 31
                                                              ------------------------------      ------------------------------
                                                                   1998              1997              1998              1997
                                                              ------------      ------------      ------------      ------------
Beginning Balance .......................................     $ 18,184,624      $ 16,116,609      $ 17,141,286      $ 15,458,143

Common Stock at .01 Par Value 2,000,000 shares
         authorized  issued  and
         outstanding March 31, 1998 - 1,766,596;
         March 31, 1997 - 1,711,084 .....................               65                20               168                20

Additional Paid-in Capital ..............................           68,185            45,480           220,152            93,480

Treasury Stock at Cost - -0- and 7,000  shares for
          the  three-month  periods and
         -0- and 16,000 shares for the nine-month periods
         ended 1998 and 1997 ............................             --            (153,125)             --            (329,750)


Cash Dividends of:
         $.09 and $.075 per share for the three-month
         periods and $ .27 and $ .225 per share for the
         nine-month periods ended 1998 and 1997 .........         (130,458)         (104,552)         (389,007)         (315,170)

Amortization of ESOP Contribution .......................           45,603              --              45,603            42,574

Amortization of MRP Contribution ........................             --                --                --              13,079

Net change in unrealized depreciation on equity
         securities available for sale ..................          378,643          (497,137)          579,856           (61,103)

Net Income for Period(s) ................................          497,615           446,980         1,446,219           953,002
                                                              ------------      ------------      ------------      ------------

Ending Balance ..........................................     $ 19,044,277      $ 15,854,275      $ 19,044,277      $ 15,854,275
                                                              ============      ============      ============      ============

                                                    PART I: FINANCIAL INFORMATION
                                                           FFW CORPORATION
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (Unaudited)
                                                                       Three Months Ended                   Nine Months Ended
                                                                            March 31                             March 31
                                                                 ------------------------------      ------------------------------
                                                                     1998              1997              1998              1997
                                                                 ------------      ------------      ------------      ------------
Cash flows from operating activities :

Net Income .................................................     $    497,615      $    446,980      $  1,446,219      $    953,002
Adjustments to reconcile net income to net cash
     from operating activities :

    Depreciation and amortization, net of accretion ........          (21,042)           14,169           (59,761)           72,978
    Provision for loan losses ..............................          100,000            35,000           365,000            70,000
    Net (gains) losses on sale of :
         Securities available for sale .....................             --                 850              --               1,364
             Loans held for sale ...........................          (33,407)          (10,840)          (90,779)          (44,980)
      Foreclosed estate owned and repossessed assets .......             (412)           (2,146)            3,775               242
    Origination of loans held for sale .....................       (2,714,407)         (556,725)       (6,425,245)       (2,697,414)
    Proceeds from sale of loans held for sale ..............        2,747,814           721,265         6,516,024         3,167,033
    ESOP expenses ..........................................           81,603            26,000           130,603           116,573
    Amortization of MRP contribution .......................             --                --                --              13,079
    Net change in accrued interest receivable ..............          212,320            (6,260)         (174,287)          (35,681)
    Amortization of goodwill and core deposit intangibles ..           41,119              --             123,356              --
    Net change in other assets .............................         (189,439)          360,691          (582,138)         (316,292)
    Net change in accrued interest payable, accrued
         expenses and other liabilities ....................         (923,846)          252,570         1,495,206           431,183
                                                                  ------------     ------------      ------------      ------------
                   Total adjustments ........................    $   (699,697)     $    834,574      $  1,301,754      $    778,085
                                                                 ------------      ------------      ------------      ------------
         Net cash from operating activities ................     $   (202,082)     $  1,281,554      $  2,747,973      $  1,731,087

Cash flows from investing activities :

    Net change in interest-bearing deposits in other
         financial institutions ............................             --                --                --             362,664
    Proceeds from :
         sales/calls of securities available for sale ......        7,000,000           300,000        15,000,000           375,000
        sales/calls of securities held-to-maturity .........             --                --                --                --
         maturities of securities available for sale .......           40,000           195,000           340,000           575,000
         maturities of securities held-to-maturity .........             --                --                --                --
    Purchase of :
         securities available for sale .....................       (7,273,075)          (45,908)      (22,379,544)         (642,497)
         Federal Home Loan Bank Stock ......................             --                --            (309,600)             --
    Principal collected on mortgage- backed securities .....          163,380           128,844           491,007           455,980
     Net change in loans receivable ........................       (4,070,495)       (2,626,276)      (18,399,173)       (9,392,350)
    Net purchases premises and equipment ...................         (148,197)          (62,183)         (307,780)         (123,348)
    Investment in limited partnership ......................             --                --            (187,500)             --
    Proceeds from sales of other real estate and
         repossessed assets ................................          177,004            56,671           332,144           253,011
                                                                 ------------      ------------      ------------      ------------
                  Net cash from investing activities .......     $ (4,111,383)     $ (2,053,852)     $(25,420,446)     $ (8,136,540)

                                                   PART I: FINANCIAL INFORMATION
                                                          FFW CORPORATION
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (Continued)


                                                                     Three Months Ended                 Nine Months Ended
                                                                          March 31                           March 31
                                                               ------------------------------      ------------------------------
                                                                   1998              1997              1998               1997
                                                               ------------      ------------      ------------      ------------
Cash flows from financing activities :

            Net increase in deposits .....................        7,919,262           325,468         7,906,476         5,721,284
            Proceeds from short-term borrowings ..........        2,500,000         6,925,468        45,975,956        16,425,468
            Payment on short-term borrowings .............       (3,175,956)       (7,000,000)      (38,775,956)      (15,000,000)
            Purchase of Treasury Stock ...................             --            (153,125)             --            (329,750)
            Proceeds from exercising of stock options ....           32,250            19,500           135,320            19,500
            Cash dividends paid ..........................         (130,458)         (104,552)         (389,007)         (315,170)
                                                               ------------      ------------      ------------      ------------
                  Net cash from financing activities .....     $  7,145,098      $     12,759      $ 14,852,789      $  6,521,332

Net increase (decrease) in cash and cash equivalents .....     $  2,831,633      $   (759,539)     $ (7,819,684)     $    115,879
Cash and cash equivalents at beginning of period .........     $  6,469,297      $  3,663,625      $ 17,120,614      $  2,788,207

Cash and cash equivalents at end of period ...............     $  9,300,930      $  2,904,086      $  9,300,930      $  2,904,086
                                                               ============      ============      ============      ============

Supplemental disclosure of cash flow information :

            Cash paid during quarter for:
                  Interest ...............................     $  1,602,669      $  1,416,813      $  5,767,740      $  4,958,976
                  Income Taxes ...........................     $    255,000      $     50,000      $    645,000      $    426,000

            Non-cash investing activities transfers from :


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

         In the opinion of management, the Consolidated Condensed Financial Statements contain all adjustments (consisting only of normal recurring adjustments) necessary to represent fairly the financial condition of FFW Corporation as of March 31, 1998 and June 30, 1997, and the results of its operations, changes in shareholders' equity for the three and nine months ended March 31, 1998 and 1997. Financial Statement reclassifications have been made for the prior period to conform to classifications used as of and for the period ended March 31, 1998.

         Operating results for the three and nine months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 1998.

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

         On October 26, 1993, the shareholders of the Company ratified the adoption of the Company's 1992 Stock Option and Incentive Plan and the Management Recognition Plan and Trusts ("MRP"). Pursuant to the Stock Option Plan, 169,000 shares of the Company's Common Stock are reserved for issuance, of which the Company has granted options on 152,884 shares. As of March 31, 1998, options on 60,288 shares of the Company's Common Stock remain unexercised.

         All share and per share data have been adjusted to reflect a 100% common stock dividend declared December 15, 1998 and paid December 31, 1998.

                                                                    Three Months Ended             Nine Months Ended
                                                                         March 31,                      March 31,
                                                                 -------------------------     -------------------------
                                                                    1998           1997           1998           1997
                                                                 ----------     ----------     ----------     ----------
Earnings Per Share
     Net Income ............................................     $  497,615     $  446,980     $1,446,219     $  953,002
     Weighted average common shares outstanding ............      1,405,931      1,332,333      1,394,111      1,341,927
          Basic Earnings Per Share .........................     $     0.35     $     0.34     $     1.04     $     0.71
Earnings Per Share Assuming Dilution
     Net Income ............................................     $  497,615     $  446,980     $1,446,219     $  953,002
     Weighted average common shares outstanding ............      1,405,931      1,332,333      1,394,111      1,341,927
     Add: dilutive effects of assumed exercises
          Incentive stock options ..........................         16,743         22,714         47,216         62,174
                                                                 ----------     ----------     ----------     ----------
     Weighted average and dilutive common shares outstanding      1,422,674      1,355,147      1,441,327      1,404,101
          Diluted Earnings Per  Share ......................     $    0 .35     $     0.33     $     1.03     $     0.68

(3)  Regulatory Capital Requirements

         Pursuant to the Financial Institution Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), savings institutions must meet three separate minimum capital-to-asset requirements. The following table summarizes, as of March 31, 1998, the capital requirements for the Bank under FIRREA and its actual capital ratios. As of March 31, 1998, the Bank substantially exceeded all current regulatory capital standards.

                                      Regulatory                  Actual
                                  Capital Requirement      Capital (Bank Only)
                                  -------------------     --------------------
                                  Amount     Percent      Amount     Percent
                                  ------     -------      ------     -------
                                            (Dollars in Thousands)

Risk-Based ................       $ 9,260     8.00%      $13,898      12.01%
Core Capital ..............       $ 5,801     3.00%      $13,177       6.81%
Tangible Capital ..........       $ 2,901     1.50%      $13,177       6.81%



 (4)  Common Stock Cash Dividends

On February 24, 1998, the Board of Directors of FFW Corporation, declared a quarterly cash dividend of $0.09 per share. The dividend was paid March 31, 1998 to shareholders of record on March 15, 1998. The payment of the cash dividend reduced shareholders' equity by $130,458.

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

Forward - Looking Statements

         When used in this Form 10 - Q and in future filings by the Company with Securities and Exchange Commission, in the Company's press release or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrase "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify "forward - looking statements" within the meaning of the Private Securities Litigation Reform Act of 1998. Such statements are subject to certain risks and uncertainties, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward - looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed below could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

         The Company does not undertake - and specifically declines any obligation - to publicly release the result of any revisions which may be made to any forward - looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Financial Condition

         The Company's total assets increased $7.4 million, or 3.9%, from $191.3 million at December 31, 1997 to $198.7 million at March 31, 1998. This increase was due primarily to funds generated by an increase in deposits of $7.9 million. Net loans receivables increased $4.0 million and securities available-for-sale increased $745,000. All of which contributed to an increase in cash and cash equivalents of $2.8 million. Loan demand and liquidity needs may result in additional borrowings if deposits and loan growth remain at current levels.

         Total securities available-for-sale increased $745,000 from $47.3 million at December 31, 1997 to $48.1 million at March 31, 1998. This was due primarily to the increased market value of the securities portfolio as of March 31, 1998. The available-for-sale portfolio consists primarily of municipal securities, government agencies, mortgage-backed securities and to a lesser extent mutual funds and FNMA preferred stock.

         Net loans receivable increased $4.0 million, or 3.1% from $128.2 million at December 31, 1997 to $132.2 million at March 31, 1998. The increase in the loan portfolio for the quarter resulted, primarily, from an increase in non-mortgage loans of $4.1 million due to an increase in origination's. Management, consistent with its asset/liability objectives, will continue to sell newly originated fixed-rate mortgage loans with terms to maturity greater than 15 years.

         Total deposits increased $7.9 million or 6.8% from $116.1 million at December 31, 1997 to $124.0 million at March 31, 1998. For the quarter ended March 31, 1998, Savings, Now, DDA and MMDA accounts increased $1.7 million or 3.0% while certificates of deposit increased $6.2 million or 10.3%. Certificates of deposit increase was due primarily to several deposits by local government agencies of public funds.

         Total borrowed funds decreased $676,000 from $52.7 million at December 31, 1997 to $52.0 million at March 31, 1998. The decrease consisted of payment on short term advances from the Federal Home Loan Bank of Indianapolis.

         Total shareholders' equity increased $860,000 from $18.2 million at December 31, 1997 to $19.09 million at March 31, 1998. The increase resulted from quarterly net income of $498,000, the unrealized appreciation of securities held for sale, net of tax, of $379,000, proceeds from the exercise of options of $32,000 and the reduction of unearned ESOP shares of $45,000, which was offset by the quarterly dividend payment of $130,000.

         Results of Operations - Comparison of the Three and Nine Months Ended March 31, 1998 and March 31, 1997

         General. Net income increased by $51,000 and $493,000 for the three and nine months ended March 31, 1998 respectively, as compared to the three and nine months ended March 31, 1997. The increase for the three months ended March 31, 1998 was primarily the result of increases in net interest income. The increase for the nine months ended was primarily the result of decreased SAIF premiums of $615,300. All of these items are discussed in greater detail below.

         Net Interest Income. Net interest income increased $250,000 or 19.6% and $773,000 or 21.1% for the three and nine months ended March 31, 1998 and 1997 respectively. This was primarily the result of an increase in average interest-earning assets which exceeded the increase in average interest-bearing liabilities, and a corresponding increase in the spreads earned.

         Interest Income. Interest income increased $630,000 and $1.8 million to $3.7 million and $10.9 million for the three and nine months ended March 31,
1998 respectively, as compared to the three and nine months ended March 31, 1997. The increases in interest income for the three and nine months ended March 31, 1998 were due to continued growth in interest-earning assets including mortgage loans, commercial and consumer loans and investment, as compared to the same periods ended March 31, 1997. These increased interest-earning assets are the result of competitive pricing, marketing, and the re-pricing of adjustable-rate loans and mortgage-backed securities.

         Interest Expense. Interest expense increased $380,000 and $990,000 to $2.2 million and $6.4 million for the three and nine months ended March 31, 1998 respectively, as compared to the three and nine months ended March 31, 1997. For the three months ended March 31, 1998, the increase in interest expense was due to an increase in deposits outstanding as compared to the same periods in 1997. Interest rates, continue to hold relatively steady, however, it is very probable that the Federal Reserve will increase rates in the future. Like any rate increase this would impact our cost of funds , but we should see some increase in the yield of our interest earning assets.

         Provision for Loan Losses. The provision for loan losses increased $65,000 and $295,000 for the three and nine months ended March 31, 1998, respectively as compared to the three and nine months ended March 31, 1997. The loan loss provisions are based on management's quarterly analysis of the allowance for loan losses. The provisions for the three and nine month periods reflect the growth in the non-mortgage loans and the inherent riskiness and the number of these loans as compared to 1-4 family mortgage loans. With the expansion into commercial lending the company will continue to increase its allowance for loan losses and make future additions to the allowance through the provision for loan losses as loan growth, economic and regulatory conditions dictate. Although the Company maintains its allowance for loan losses at a level which is deemed consistent with the level of risk in the portfolio, economic conditions, etc. there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods.

         Non-interest Income. Non-interest income increased by $109,000 and $276,000 to $266,000 and $752,000 for the three and nine months ended March 31, 1998 respectively, as compared to the three and nine months ended March 31, 1997. The increase was primarily the result of increased fee income of $87,000 and $242,000 for the three and nine months ended March 31, 1998 respectively, as compared to the three and nine months ended March 31, 1997. Gain on sales of loans to the Federal Home Loan Mortgage Corporation increased $21,000 and $34,000 for the three and nine months ended March 31, 1998 respectively. Management believes that with the current level of interest rates we will see a continued increase in the gain on sales of loans to Freddie Mac for the remainder of the year as compared to earlier in the year.

         Non-Interest Expense. Non-interest expense increased $207,000 to $936,000 for the three months ended March 31, 1998, as compared to the three months ended March 31, 1997. The increase for the three months ended March 31, 1998, was due to increased staffing, and the amortization of goodwill for our branch in South Whitley.

         Non-interest expense increased $47,000 to $2.8 million for the nine months ended March 31, 1998 respectively, as compared to the nine months ended March 31, 1997. The increase was primarily due to increased staffing, and the amortization of goodwill for our branch in South Whitley. This increase was mostly offset by the reduction in the SAIF premiums of $615,000 in 1998 compared to 1997.

         Income Tax Expense. Income tax expense increased $36,000 and $213,000 to $258,000 and $604,000 for the three and nine months ended March 31, 1998 respectively, as compared to the three and nine months ended March 31, 1997. The increase was due to an increase in taxable income for the three and nine months ended March 31, 1998.

         Non-Performing Assets and Allowance for Loan Losses. The allowance for loan losses is calculated based upon an evaluation of pertinent factors underlying the types and qualities of the Company's loans. Management considers such factors as the repayment status of a loan, the estimated net realizable value of the underlying collateral, the borrower's ability to repay the loan, current and anticipated economic conditions which might affect the borrower's ability to repay the loan and the Company's past statistical history concerning charge-offs. The Company's allowance for loan losses as of March 31, 1998, was $755,000 or 0.6% of total loans. The December 31, 1997 allowance for loan losses was $723,000, or 0.6% of total loans. Total assets classified as substandard, doubtful or loss as of March 31, 1998 were $1.2 million or 0.6% of total assets. Management has considered non-performing assets and total classified assets in establishing the allowance for loan losses.

         The ratio of non-performing assets to total assets is one indicator of the exposure to credit risk. Nonperforming assets of the Company consist of non-accruing loans, accruing loans delinquent 90 days or more, and foreclosed assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure.

                                                          03/31/98      12/31/97
                                                          --------      --------
                                                          (Dollars in Thousands)

Non-Accruing Loans .................................         $430          $428
Accruing Loans Delinquent 90 days or more ..........          --            --
Troubled Debt Restructurings .......................          --            --
Foreclosed Assets ..................................          234           173
                                                             ----          ----
Total Non-Performing Assets ........................         $664          $601
                                                             ====          ====
Total Non-Performing Assets as a
Percentage of Total Assets .........................         0.33%         0.31%


         Total non-performing assets increased $63,000 to $664,000, or 0.33% of total assets at March 31, 1998, from $601,000 or 0.31% of total assets at December 31, 1997. The increase in non-performing and foreclosed assets was primarily due to the foreclosure of a commercial property for $100,000.

         Liquidity and Capital Resources. The Company's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, FHLB Indianapolis advances and funds provided by operations. While scheduled loan and mortgage-backed security repayments and maturity of short-term investments are a relatively predictable source of funds, deposit flows are greatly influenced by general interest rates, economic conditions, competition and, most recently, the restructuring occurring in the thrift industry. Current Office of Thrift Supervision regulations require the Bank to maintain cash and eligible investments in an amount equal to at least 5.0% of customer accounts and short-term borrowings to assure its ability to meet demands for withdrawals and repayment of short-term borrowings. As of March 31, 1998, the Bank's liquidity ratio of 16.10%, exceeds the minimum regulatory requirements.

         The Company uses its capital resources principally to meet its ongoing commitments to fund maturing certificates of deposits and loan commitments, maintain it's liquidity and meet operating expenses. At March 31, 1998, the Company has commitments to originate loans totaling $3.4 million. The Company considers its liquidity and capital resources to be adequate to meet its foreseeable short- and long-term needs. The Company expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.

         Regulatory standards impose the following capital requirements: a risk-based capital standard expressed as a percent of risk-adjusted assets, a leverage ratio of core capital to total adjusted assets, and a tangible capital ratio expressed as a percent of total adjusted assets. As of March 31, 1998, the Bank exceeded all fully phased-in regulatory capital standards.

         At March 31, 1998, the Bank's tangible capital was $13.2 million, or 6.8% of adjusted total assets, which is in excess of the 1.5% requirement by $10.3 million. In addition, at March 31, 1998, the Bank had core capital of
$13.2 million, or 6.8% of adjusted total assets, which exceeds the 3.0% requirement by $7.4 million. The Bank had risk-based capital of $13.9 million at March 31, 1998 or 12.0% of risk-adjusted assets which exceeds the 8.0% risk-based capital requirements by $4.6 million.

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

                           Part II - Other Information

As of March 31, 1998, management is not aware of any current recommendations by regulatory authorities which, if they were to be implemented, would have or are reasonably likely to have a material adverse effect on the Company's liquidity, capital resources or operations.

Item 1  -  Legal Proceedings

         Not Applicable.

Item 2  -  Changes in Securities

         Not Applicable.

Item 3  -  Defaults upon Senior Securities

         Not Applicable.

Item 4  -  Other Information

         Not Applicable

Item 5  -  Exhibits and Reports on Form 8-K

         (a)  Exhibits

               Not Applicable

         (b) The following is a description of the Form 8-K's filed during the quarter ended March 31, 1998.

                None filed

                                   SIGNATURES



Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    FFW CORPORATION
                                                    Registrant




Date:   May 11, 1998                           /S/  Nicholas M. George
                                                    ------------------
                                                    Nicholas M. George
                                                    President and Chief
                                                    Executive Officer




Date:   May 11, 1998                          /S/  Charles E. Redman
                                                   -----------------
                                                   Charles E. Redman
                                                   Treasurer and Chief Financial
                                                   Accounting Officer