Form 10KSB
period 1998-06-30
FFW CORP
filed 1998-10-09
CIK 895401

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended June 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                         to


                         Commission File Number 0-21170


                                 FFW CORPORATION
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

            Delaware                                     35-1875502
--------------------------------------------------------------------------------
 (State or other  jurisdiction of                       (IRS Employer
 incorporation  or organization)                     Identification No.)

1205 N. Cass Street, Wabash, Indiana                      46992-1027
--------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:         (219) 563-3185
                                                     ---------------------------

           Securities Registered Pursuant to Section 12(b) of the Act:
--------------------------------------------------------------------------------
                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.01 per share
--------------------------------------------------------------------------------
                                (Title of class)

       Check  whether the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

       Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

       State the issuer's revenues for its most recent fiscal year: $15,853,377.

       The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and asked prices of such stock on the Nasdaq System as of September 17, 1998, was $22.4 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

       As of September 17, 1998, there were issued and outstanding 1,458,032 shares of the Registrant's Common Stock.


                       DOCUMENTS INCORPORATED BY REFERENCE

       Part II of Form 10-KSB - Portions of the Annual Report to Stockholders for the fiscal year ended June 30, 1998.

       Part III of Form 10-KSB - Proxy Statement for 1998 Annual Meeting of Stockholders.

                                     PART I

Item 1.           Description of Business

General

         The Company. FFW Corporation (the "Company") a Delaware corporation, was formed in December 1992 to act as the holding company for First Federal Savings Bank of Wabash ("First Federal" or the "Bank") upon the completion of the Bank's conversion from the mutual to the stock form (the "Conversion"). The Conversion was completed on April 1, 1993. The Company's business consists primarily of the Business of First Federal. The Company also offers insurance products through its wholly-owned subsidiary, FirstFed Financial of Wabash, Inc. The executive offices of the Company are located at 1205 N. Cass Street, Wabash, Indiana 46992, and its telephone number at that address is (219) 563-3185.

         At June 30, 1998, the Company had $203.3 million of assets and shareholders' equity of $19.1 million (or 9.39% of total assets).

         First Federal. First Federal is a federally chartered stock savings bank headquartered in Wabash, Indiana and regulated by the Office of Thrift Supervision ("OTS"). Its deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (the "FDIC"), which is backed by the full faith and credit of the United States. In June 1997 First Federal closed on the acquisition of a NBD Bank branch in South Whitley, Indiana. First Federal's primary market area covers Wabash, Kosciusko and Whitley Counties in northeast and central Indiana, which are serviced through its four offices in Wabash, North Manchester, Syracuse and South Whitley, Indiana.

         The principal business of the Bank consists of attracting retail deposits from the general public and investing those funds primarily in one- to four-family residential mortgage and consumer (primarily automobile) loans, and, to a lesser extent, commercial and multi-family real estate, construction and commercial business loans primarily in the Bank's market area. The Bank also purchases mortgage-backed securities and invests in U.S. Government and agency obligations and other permissible investments. At June 30, 1998, all of the Bank's real estate mortgage loans (excluding mortgage-backed securities) were secured by properties located in Indiana.

         The Bank's revenues are derived primarily from interest on mortgage loans, mortgage-backed securities, consumer and other loans, investment securities, income from service charges and loan originations and loan servicing fee income. The Bank does not originate loans to fund leveraged buyouts, has no loans to foreign corporations or governments and is not engaged in land development or construction activities through joint ventures or subsidiaries.

         The Bank offers a variety of accounts having a wide range of interest rates and terms. The Bank's deposits include passbook accounts, money market savings accounts, NOW, money market checking and regular checking accounts, and certificate accounts with terms of three to 60 months. The Bank only solicits deposits in its primary market area and does not accept brokered deposits. The Bank also has, from time to time, borrowed funds, both in the form of Federal Home Loan Bank ("FHLB") advances and by entering into repurchase agreements. At June 30, 1998, the Bank had FHLB advances totaling $51.5 million.

         FirstFed Financial of Wabash, Inc. During fiscal 1993, the Company acquired FirstFed Financial of Wabash, Inc. ("FirstFed") from the Bank. FirstFed offers insurance products, including life insurance, mutual funds, annuity and brokerage services through a registered broker dealer. FirstFed, which is located in Wabash, Indiana was incorporated in 1989. FirstFed had net income of approximately $56,000 for the fiscal year ended June 30, 1998.

Impact of the Year 2000

         The Company has conducted a comprehensive review of its computer systems to identify applications that could be affected by the "Year 2000" issue, and has developed an implementation plan to address the issue. Much of the Company's data processing is accomplished with third party vendors, consequently the Company is very dependent on those vendors to conduct its business. The Company has already contacted each vendor to request time tables for year 2000 compliance and expected costs, if any, to be passed along to the Company. To date, the Company has been informed that its primary service providers anticipate that all reprogramming efforts will be completed by December 31, 1998, allowing the Company adequate time for testing. Certain other vendors have not yet responded, however, the Company will pursue other options if it appears that these vendors will be unable to comply. Management does not expect these costs to have a significant impact on its financial position or results of operations however, there can be no assurance that the vendors systems will be Year 2000 compliant, consequently the Company could incur incremental costs to convert to another vendor. The Company has identified certain of its hardware and software equipment that will not be Year 2000 compliant and intends to purchase new equipment and software prior to March 31, 1999. These capital expenditures are expected to total approximately $100,000.

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

Lending Activities of the Bank

         Market Area of the Bank. The main office of the Bank is located in Wabash, Indiana, which is located in Wabash County. The Bank operates three branches: the first in North Manchester, the second in Syracuse, and the third in South Whitley, Indiana. North Manchester is located in Wabash County, Syracuse is located in adjacent Kosciusko County, and South Whitley is located in adjacent Whitley County. The Bank considers Wabash, Kosciusko and Whitley Counties as its primary market area. The Bank also serves Grant, Miami, Huntington, and Elkhart Counties in Indiana.

         Wabash County is served by Conrail and the Norfolk Southern railroads, and also has a local municipal airport. Ft. Wayne, Indiana, 45 miles to the northeast, has a commercial airport served by two major airlines and several commuter affiliates. Wabash County has a mixed agriculture and industrial economy. Several major employers in Wabash County are suppliers to the automotive industry. Wabash County also has Manchester College, a four-year private undergraduate institution, and the Wabash County Hospital, a facility with 135 beds. Major manufacturing employers in Wabash County include: Jefferson Smurfitt; Eaton Corporation; Ford Meter Box Company, Inc.; GenCorp Automotive; Heckman Bindery; Hiz Inc.; Blue Sky, Inc.; United Technologies, Inc.; Wabash Alloys;, Cast Molding Industries, Inc.; and Wabash Magnetics.

         Kosciusko County's economy includes a mix of recreational, manufacturing, biomedical and manufactured home industries. Major private employers in Kosciusko County include: GTI Corporation; Dalton Foundries, Inc.; Maple Leaf Farms, Inc.; Biomet, Inc.; Danek Group; Zimmer Inc.; R. R. Donnelley; Depuy Inc.; Kemole Glass, Inc.; Othy, Inc.; and Creighton Brothers.

         Whitley County's economy includes a mix of agriculture and light manufacturing related to electronics, musical instruments and printing. Major private employers in Whitley County include: Fox Products; Stumps Printing Co.; Wheatherhead; Magnavox; and Essex Corporation.

         General. Historically, the Bank has originated fixed-rate, one- to four-family mortgage loans. In the early 1980s, the Bank began to focus on the origination of adjustable-rate mortgage ("ARM") loans and short-term loans for retention in its portfolio in order to increase the percentage of loans in its portfolio with more frequent repricing or shorter maturities, and in some cases higher yields, than fixed-rate mortgage loans. While the Bank has continued to originate fixed-rate mortgage loans in response to customer demand, currently, the Bank originates and sells most of its fixed-rate, first mortgage loans with maturities of greater than 15 years in the secondary market with servicing retained.

         The Bank also originates consumer (including automobile), commercial and multi-family real estate, commercial business, and residential construction loans in its primary market area. At June 30, 1998, the Bank's net loan portfolio totaled $139.4 million.

         The Executive Committee of the Bank, comprised of any three outside directors selected by and including the Chairman, has the responsibility for the supervision of the Bank's loan portfolio with an overview by the Board of Directors. The Bank's loan policy requires Executive Committee or full Board approval on mortgage, commercial and consumer loans over certain dollar thresholds, loan extensions, special loan situations, assumptions and loan participation. The Board of Directors has responsibility for the overall supervision of the Bank's loan portfolio and in addition, reviews all foreclosure actions or the taking of deeds-in-lieu of foreclosure.

         The aggregate amount of loans that the Bank is permitted to make under applicable federal regulations to any one borrower, including related entities, or the aggregate amount that the Bank could have invested in any one real estate project is generally the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation - Federal Regulation of Savings Associations." At June 30, 1998, the maximum amount which the Bank could have lent to any one borrower and the borrower's related entities was approximately $2.2 million. At June 30, 1998, the Bank had no loans with outstanding balances in excess of this amount. The principal balance of the largest amount outstanding to any one borrower, or group of related borrowers, was approximately $1.6 million at June 30, 1998. At June 30, 1998, the Bank had only 11 other loans in excess of $500,000 outstanding to any one borrower, or group of related borrowers. All such loans were performing in accordance with their repayment terms at June 30, 1998. Currently, it is the Bank's general policy to limit its loans to one borrower to $500,000, although this limit may be exceeded under certain circumstances.

         Loan Portfolio Composition. The following table contains information concerning the composition of the Bank's loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees, cost and discounts and allowances for loan losses) as of the dates indicated.

                                                                                        June 30,
                                                ------------------------------------------------------------------------------------
                                                           1998                           1997                         1996
                                                ------------------------        ----------------------        ----------------------
                                                  Amount         Percent         Amount        Percent        Amount         Percent
                                                  ------         -------         ------        -------        ------         -------
                                                                                (Dollars in Thousands)
Real Estate Loans:
 One- to four-family..................          $  70,243          49.64%       $  64,921        56.21%        $60,732        59.32%
 Commercial and multi-family..........              7,272           5.14            6,426         5.56           7,218         7.05
 Construction.........................              3,991           2.82            2,974         2.58           2,676         2.61
                                                ---------          -----        ---------        -----         -------        -----
    Total real estate loans...........             81,506          57.60           74,321        64.35          70,626        68.98
                                                ---------          -----        ---------        -----         -------        -----

Other Loans:
 Consumer Loans:
  Deposit account.....................                475            .34              451          .39             226          .22
  Automobile..........................             33,814          23.90           22,625        19.59          18,464        18.03
  Home equity and improvement.........              9,105           6.43            6,970         6.03           4,624         4.52
  Manufactured home...................                301            .21              350          .30             481          .47
  Other...............................              3,348           2.37            3,972         3.44           3,583         3.50
                                                ---------          -----        ---------        -----         -------        -----
    Total consumer loans..............             47,043          33.25           34,368        29.75          27,378        26.74
                                                ---------          -----        ---------        -----         -------        -----
 Commercial business loans............             12,945           9.15            6,813         5.90           4,378         4.28
                                                ---------          -----        ---------        -----         -------        -----

  Total other loans...................             59,988          42.40           41,181        35.65          31,756        31.02
                                                ---------          -----        ---------        -----         -------        -----

    Total loans.......................            141,494         100.00%         115,502       100.00%        102,382       100.00%
                                                                  ======                        ======                       ======
Less:
----
 Loans in process.....................              1,716                           1,134                        1,548
 Deferred fees, cost and discounts....               (599)                           (363)                        (248)
 Allowance for loan losses............                983                             572                          553
                                                ---------                       ---------                     --------
    Total loans, net..................           $139,394                        $114,159                     $100,529
                                                 ========                        ========                     ========

         The following table shows the composition of the Bank's loan portfolio by fixed and adjustable-rate at the dates indicated.

                                                                                        June 30,
                                                ------------------------------------------------------------------------------------
                                                           1998                           1997                         1996
                                                ------------------------        ----------------------        ----------------------
                                                  Amount         Percent         Amount        Percent        Amount         Percent
                                                  ------         -------         ------        -------        ------         -------
                                                                                (Dollars in Thousands)
Fixed-Rate Loans:
Real Estate:
 One- to four-family..................          $ 17,492           12.36%      $   8,588          7.43%      $   8,302        8.11%
 Commercial and multi-family..........             2,307            1.63           1,676          1.45           2,248        2.19
 Construction.........................             2,110            1.49           1,222          1.06           1,094        1.07
                                                --------           -----       ---------          ----       ---------        ----
     Total real estate loans..........            21,909           15.48          11,486          9.94          11,644       11.37
                                                --------           -----       ---------          ----       ---------        ----

Consumer..............................            42,370           29.94          31,222         27.03          26,839       26.21
Commercial business...................             5,540            3.92           2,921          2.53           1,430        1.40
                                                --------           -----       ---------          ----       ---------        ----
     Total fixed-rate loans...........            69,819           49.34          45,629         39.50          39,913       38.98
                                                --------           -----       ---------          ----       ---------        ----

Adjustable-Rate Loans:
 Real estate:
  One- to four-family.................            52,751           37.28          56,333         48.77          52,430       51.21
  Commercial and multi-family.........             4,965            3.51           4,750          4.11           4,970        4.85
  Construction........................             1,881            1.33           1,752          1.52           1,582        1.55
                                                --------           -----       ---------          ----       ---------        ----
     Total real estate loans..........            59,597           42.12          62,835         54.40          58,982       57.61
                                                --------           -----       ---------          ----       ---------        ----

 Consumer.............................             4,673            3.30           3,146          2.73             539         .53
 Commercial business..................             7,405            5.24           3,892          3.37           2,948        2.88
                                                --------           -----       ---------          ----       ---------        ----

     Total adjustable-rate loans......            71,675           50.66          69,873         60.50          62,469       61.02
                                                --------          ------       ---------        ------         -------       -----

     Total loans......................           141,494          100.00%        115,502        100.00%        102,382      100.00%
                                                                  ======                        ======                      ======

Less:
 Loans in process.....................             1,716                           1,134                         1,548
 Deferred fees, cost and discounts....              (599)                           (363)                         (248)
 Allowance for loan losses............               983                             572                           553
                                                --------                        --------                      --------
     Total loans, net.................          $139,394                        $114,159                      $100,529
                                                ========                        ========                      ========


         The following schedule illustrates the interest rate sensitivity of the Bank's loan portfolio (including non-accruing loans) at June 30, 1998. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                                                Real Estate
                                   --------------------------------------------------------------------
                                    One- to four-family          Commercial            Construction              Consumer
                                   ----------------------    -------------------    -------------------   --------------------------

                                                 Weighted              Weighted               Weighted                Weighted
                                                  Average               Average                Average                 Average
                                    Amount          Rate     Amount       Rate      Amount       Rate      Amount        Rate
                                    ------          ----     ------       ----      ------       ----      ------        ----
                                                                     (Dollars in Thousands)
  Due During
 Years Ending
   June 30,
1999..........................     $    116       8.51%     $   163       8.75%     $2,323       8.49%     $  2,386     9.41%
2000 - 2003...................        1,492       8.50          186       9.84         774       8.20        36,931     9.35
2004 and following............       68,635       8.10        6,923       9.13         894       8.75         7,726     9.90
                                   --------                 -------                 ------                 --------
                                   $ 70,243       8.11%     $ 7,272       9.14%     $3,991       8.21%     $ 47,043     9.44%
                                   ========                 =======                 ======                 ========

                                         Commercial
                                          Business                     Total
                                   --------------------      ------------------------
                                               Weighted
                                               Average
                                     Amount       Rate         Amount         Percent
                                     ------       ----         ------         -------
  Due During
 Years Ending
   June 30,
1999..........................     $   5,443     8.71%       $  10,431         7.37%
2000 - 2003...................         3,384     8.36           42,767        30.23
2004 and following............         4,118     9.03           88,296        62.40
                                   ---------                 ---------       -------
                                   $  12,945     8.72%       $ 141,494       100.00%
                                   =========                 =========       ======

         The total amount of loans due after June 30, 1999 which have fixed interest rates is $61.9 million, while the total amount of loans due after such dates which have floating or adjustable interest rates is $69.2 million.

         One- to Four-Family Residential Mortgage Lending. Residential loan originations of this type are generated by the Bank's marketing efforts, its present and walk-in customers, and referrals from real estate agents and builders. The Bank focuses its lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences. At June 30, 1998, the Bank's one- to four-family residential mortgage loans totaled $70.2 million, or approximately 49.6% of the Bank's total gross loan portfolio.

         The Bank currently offers fixed-rate, ARM and balloon loans. During the year ended June 30, 1998, the Bank originated $18.0 million of ARM loans and $28.5 million of fixed-rate real estate loans, most of which were secured by one- to four-family residential real estate. The Bank's one- to four-family residential mortgage originations are primarily in its market and surrounding areas.

         The Bank currently originates up to a maximum of 30-year adjustable-rate, one- to four-family residential mortgage loans in amounts up to 95% of the appraised value of the security property provided that private mortgage insurance is obtained in an amount sufficient to reduce the Bank's exposure to at or below the 80% loan-to-value level.

         The Bank currently offers one-, three-, five-, and seven-year ARM loans with an interest rate margin generally 275 basis points over the one year Treasury rates. These loans have a fixed-rate for the stated period and, thereafter, such loans adjust annually. These loans provide for up to a 200 basis points annual cap and a lifetime cap of 600 basis points over the initial rate. Under the current ARM program, such loans will never adjust more than 150 basis points below the initial rate. Depending on whether a one-, three-, five-, or seven-year loan is selected, per-year and lifetime caps will range from 100 to 200 basis points, and 300 to 600 basis points. As a consequence of using an initial fixed-rate and caps and floor, the interest rates on these loans may not be as rate sensitive as is the Bank's cost of funds. The Bank's ARM loans do not permit negative amortization of principal. The Bank qualifies borrowers at the fully indexed rate.

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

         Consumer Lending. First Federal offers a variety of secured consumer loans, including automobile, home equity, home improvement and student loans, and loans secured by savings deposits. In addition, First Federal offers other secured and unsecured consumer loans. The Bank currently originates substantially all of its consumer loans in its primary market area and surrounding areas. The Bank originates consumer loans on both a direct and indirect basis. Direct loans are made when the Bank extends credit directly to the borrower. Indirect loans are obtained when the Bank purchases loan contracts from retailers of goods or services which have extended credit to their customers. The only indirect lending by First Federal began in the early 1980s, and is with selected automobile and boat dealers located in the Bank's primary market and surrounding areas. The Bank underwrites each indirect loan in accordance with its normal consumer loan standards. At June 30, 1998, the Bank's consumer loan portfolio totaled $47.0 million, or 33.3% of its total gross loan portfolio.

         Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles or mobile homes. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At June 30, 1998, $193,000 or approximately 0.4% of the consumer loan portfolio was non-performing. There can be no assurance that delinquencies will not increase in the future.

         The largest component of First Federal's consumer loan portfolio consists of automobile loans. At June 30, 1998, automobile loans totaled $33.8 million, or approximately 23.9% of the Bank's gross loan portfolio.

         Loans secured by second mortgages, together with loans secured by all prior liens, are currently limited to 100% or less of the appraised value of the property securing the loan. Generally, such loans have a maximum term of up to 20 years. As of June 30, 1998, home equity and home improvement loans, most of which are secured by second mortgages, amounted to $9.1 million, or 6.4% of the Bank's gross loan portfolio.

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

         Construction Lending. The Bank engages in limited amounts of construction lending to individuals for the construction of their residences as well as to builders for the construction of single family homes in the Bank's primary market area and surrounding areas. At June 30, 1998, the Bank had $4.0 million of gross construction loans, most of which were to borrowers who intended to live in the properties upon completion of construction.

         Construction loans to individuals for their residences are structured to be converted to permanent loans at the end of the construction phase, which typically runs for six months. During the construction phase, the borrower pays interest only. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans.

         Construction loans to builders of one- to four-family residences require the payment of interest only for up to 12 months. In most cases, these loans carry adjustable interest rates. At June 30, 1998, the Bank had $1.1 million in construction loans outstanding to builders.

         Construction lending generally affords the Bank an opportunity to receive interest at rates higher than those obtainable from permanent residential loans and to receive higher origination and other loan fees. In addition, construction loans are generally made with adjustable rates of interest or for relatively short terms. Nevertheless, construction lending is generally considered to involve a higher level of credit risk than one- to four-family residential lending due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on development projects, real estate developers and managers. In addition, the nature of these loans is such that they are more difficult to evaluate and monitor. Finally, the risk of loss on construction loans is dependent largely upon the accuracy of the initial estimate of the individual property's value upon completion of the project and the estimated cost
(including interest) of the project. If the cost estimate proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the project. At June 30, 1998, the Bank had no construction loans outstanding which were over thirty days delinquent.

         Commercial and Multi-Family Real Estate Lending. The Bank has also engaged in limited commercial and multi-family real estate lending in the Wabash market area and surrounding areas and has purchased participation interests in loans from other financial institutions throughout Indiana and neighboring jurisdictions. At June 30, 1998, the Bank had $7.3 million of commercial and multi-family real estate loans, which represented 5.1% of the Bank's total gross loan portfolio. The largest commercial or multi-family real estate loan outstanding at June 30, 1998 was $1.6 million, which was performing in accordance with its repayment terms. At June 30, 1998, all of the Bank's commercial and multi-family real estate loan portfolio was secured by properties located in Indiana.

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

         The Bank's commercial and multi-family real estate loan portfolio is secured primarily by apartment buildings and, to a lesser extent, office buildings and nursing homes. Commercial and multi-family real estate loans generally have terms that do not exceed 20 years. The Bank has a variety of rate adjustment features and other terms in its commercial and multi-family real estate loan portfolio. Generally, the loans are made in amounts up to 75% of the appraised value of the security property. Commercial real estate loans provide for a margin over a designated index which is generally the prime rate and multi-family loans provide for a margin over the one-year Treasury bill rate. The Bank currently analyzes the financial condition of the borrower, the borrower's credit history, and the reliability and predictability of the cash flow generated by the property securing the loan. The Bank generally requires personal guaranties of the borrowers. Appraisals on properties securing commercial real estate loans originated by the Bank are performed by independent appraisers.

         Commercial Business Lending. The Bank began increasing its commercial loan portfolio last year due to the addition of a commercial loan officer. At June 30 1998, approximately $12.9 million, or 9.2% of the Bank's total gross loan portfolio was comprised of commercial loans.

         Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which, in turn, is likely to be dependent upon the general economic environment). The Bank's commercial business loans are usually, but not always, secured by business assets. However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. At June 30, 1998, First Federal's commercial business loan portfolio was performing substantially in accordance with its repayment terms.

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

Originations, Purchases, Sales and Servicing of Loans and Mortgage-Backed Securities

         Real estate loans are generally originated by First Federal's staff of salaried loan officers and a commissioned loan originator. Loan applications are taken and processed in the branches and main office of the Bank.

         While the Bank originates both adjustable-rate and fixed-rate loans, its ability to originate loans is dependent upon the relative customer demand for loans in its market. Demand is affected by the interest rate environment. The Bank currently holds in its portfolio most adjustable-rate loans and first mortgage, fixed-rate real estate loans with maturities of 15 years or less it originated. Fixed rate loans originated in excess of 15 years are generally sold to the FHLMC. In selling these fixed-rate mortgage loans, the Bank retains the servicing rights.

         In fiscal 1998, the Bank originated $108 million of loans, compared to $70.6 million and $48.6 million in fiscal 1997 and 1996, respectively. The increase from fiscal 1997 to 1998 was due to favorable rates and expanding the market with a commercial loan originator. The increase from fiscal 1996 to 1997 was due to favorable rates and expanding the Bank's markets with a loan originator. Lower originations of loans in fiscal 1996 were somewhat offset by a lower level of repayments during the same period. In fiscal 1998, $72.4 million of loans were repaid, compared to $52.9 million and $33.8 million in fiscal 1997 and 1996, respectively.

         No mortgage-backed securities were purchased in fiscal years 1998, 1997 or 1996. Sales of real estate loans totaled $9.0 million in fiscal 1998, compared to $3.6 million and $6.7 million in fiscal 1997 and 1996, respectively. In summary, net loans and mortgage-backed securities increased by $25.4 million in fiscal 1998, compared to a $13.5 million and $7.3 million increase in fiscal 1997 and 1996, respectively. The increases in fiscal 1998, 1997 and 1996 were attributable to the increased loan originations.

         Currently, the Bank sells whole loans and, in the past, has sold loan participations primarily without recourse. Sales of whole loans and loan participations generally have been beneficial to the Bank since these sales usually generate income at the time of sale, produce future servicing income and provide funds for additional lending and other investments. During fiscal 1998, the Bank sold $9.0 million of loans.

         When loans are sold, the Bank typically retains the responsibility for collecting and remitting loan payments, making certain that real estate tax payments are made on behalf of borrowers, and otherwise servicing the loans. The Bank receives a servicing fee for performing these services. The amount of servicing fees received by the Bank varies but is generally calculated on the basis of 1/4th of 1% per annum for fixed-rate mortgage loans on the outstanding principal amount of the loans serviced. The servicing fee is recognized as income over the life of the loans. At June 30, 1998, the Bank serviced for others approximately $25.9 million of mortgage loans that it originated and sold.

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

                                                    Year Ended June 30
                                              ----------------------------------
                                                1998         1997         1996
                                              --------     --------     --------
                                                       (In Thousands)
Originations by type:
 Adjustable-rate:
  Real estate - one- to four-family .....     $ 17,562     $ 25,456     $ 11,143
         - commercial and multi-family ..          418          449          442
  Non-real estate - consumer ............        4,874          125           37
         - commercial business ..........       11,634        5,681        2,745
                                              --------     --------     --------
         Total adjustable-rate ..........       34,488       31,711       14,367
                                              --------     --------     --------
 Fixed-rate:
  Real estate - one- to four-family .....       28,059        7,740        9,356
         - commercial and multi-family ..          405          147        1,372
  Non-real estate - consumer ............       41,909       28,374       22,531
         - commercial business ..........        3,044        2,676          986
                                              --------     --------     --------
         Total fixed-rate ...............       73,417       38,937       34,245
                                              --------     --------     --------
         Total loans originated .........      107,905       70,648       48,612
                                              --------     --------     --------

Purchases:
  Mortgage-backed securities ............         --           --           --

Sales:
  Real estate loans .....................        9,045        3,607        6,693
  Mortgage-backed securities ............          355         --           --

Principal Repayments:
  Loans .................................       72,403       52,918       33,834
 Mortgage-backed securities .............          692          595          770
                                              --------     --------     --------
         Total repayments ...............       73,095       53,513       34,604
                                              --------     --------     --------


         Net increase ...................     $ 25,410     $ 13,528     $  7,315
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

         The following table sets forth information concerning delinquent mortgage and other loans at June 30, 1998. The amounts presented represent the total remaining principal balances of the related loans, rather than the actual payment amounts which are overdue.

                                                                    Loans Delinquent For:
                               -----------------------------------------------------------------------------------------

                                         30-59 Days                     60-89 Days               90 Days and Over
                               ------------------------------    ---------------------------  --------------------------
                                                    Percent                        Percent                      Percent
                                                    of Loan                        of Loan                      of Loan
                                Number   Amount     Category     Number  Amount    Category   Number   Amount   Category
                                ------   ------     --------     ------  ------    --------   ------   ------   --------
                                                                          (Dollars in Thousands)
Real Estate:
  One- to four-family .....        6       $253         .36%        2     $ 83        .12%       5     $521        .74%
  Commercial and
   Multi-Family ...........        1         20         .28        --       --         --       --      --          --
  Construction ............       --         --          --        --       --         --       --      --          --
Consumer ..................       64        522        1.11        28      211        .45       21      193        .41
Commercial business .......        4         75         .58         2      139       1.07       --      --          --
                                 ---       ----        ----      ----     ----      -----     ----     ----        ---

     Total delinquent loans       75       $870         .61%       32     $433        .31%      26     $714        .50%
                                ====       ====        ====      ====     ====       ====     ====     ====        ===
                                      Loans Delinquent For:
                               ---------------------------------
                                     Total Delinquent Loans
                               ---------------------------------
                                                        Percent
                                                        of Loan
                                Number    Amount        Category
                                ------    ------        --------
Real Estate:
  One- to four-family......       13       $  857         1.22%
  Commercial and
   Multi-Family............        1           20          .28
  Construction.............      ---          ---         ----
Consumer...................      113          926         1.97
Commercial business........        6          214         1.65
                                 ---         ----         ----

     Total delinquent loans      133       $2,017         1.43%
                                 ===       ======         ====

         The ratio of delinquent loans to total loans (net), was 1.45% at June 30, 1998.

         The table below sets forth the amounts and categories of non-performing assets in the Bank's loan portfolio at the dates indicated. Loans are placed on non-accrual status when the collection of principal and/or interest become doubtful or when the loan is in excess of 90 days delinquent. Foreclosed and repossessed assets include assets acquired in settlement of loans. See Notes 1 and 4 to Notes to Consolidated Financial Statements.

                                                              June 30
                                                    ----------------------------
                                                     1998       1997       1996
                                                    -----       ----       -----
                                                       (Dollars in Thousands)
Non-accruing loans:
  One- to four-family .........................      $521       $--         --
  Commercial and multi-family real estate .....       --         --         --
  Consumer ....................................       193        248         65
                                                     ----       ----       ----
         Total non-accruing loans .............       714        248         65
                                                     ----       ----       ----

Foreclosed and repossessed assets:
  One- to four-family .........................       --         --         --
  Commercial and multi-family real estate .....       101        --         --
  Consumer ....................................        58         33         27
                                                     ----       ----       ----
         Total foreclosed assets ..............       159         33         27
                                                     ----       ----       ----

Troubled debt restructurings ..................       --         --         --

Total non-performing assets ...................      $873       $281       $ 92
                                                     ====       ====       ====
Total as a percentage of total assets .........       .43%       .16%       .06%
                                                     ====       ====       ====

         For the fiscal year ended June 30, 1998, gross interest income which would have been recorded had the non-accruing loans been current amounted to $24,000. The amount that was included in interest income on such loans was $31,000 for the fiscal year ended June 30, 1998.

         Non-Performing Assets. Included in non-accruing loans at June 30, 1998 were 21 consumer loans totaling $193,000 secured by property including automobiles, manufactured homes and other collateral. Foreclosed and repossessed assets included automobiles and commercial property totaling $159,000 at June 30, 1998.

         Other Loans of Concern. In addition to the non-performing loans and foreclosed and repossessed assets set forth in the preceding table, as of June 30, 1998 there was also an aggregate of $1.7 million in net book value of loans classified by the Bank with respect to the majority of which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. The principal components of loans of concern are fifty-seven consumer loans aggregating $491,000, seventeen one- to four-family loans aggregating $981,000 and three commercial loans aggregating $187,000 at June 30, 1998.

         As of June 30, 1998, there were no other loans not included on the foregoing table or discussed above where known information about the possible credit problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

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

         In accordance with its classification of assets policy, the Bank regularly reviews the loans in its portfolio to determine whether any loans require classification. On the basis of management's review of its assets, at June 30, 1998, the Bank had classified a total of approximately $1.6 million of its assets as substandard, $30,000 as doubtful, $25,000 as loss, and $802,000 as special mention. At June 30, 1998, total classified assets comprised $2.4 million, or 1.5% of the Bank's capital, or 1.2% of the Bank's total assets.

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

         Although management believes that it uses the best information available to determine the allowances, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Bank's allowances will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. At June 30, 1998, the Bank had a total allowance for loan losses of $983,000 or .7% of total loans, net. See Note 4 of the Notes to Consolidated Financial Statements in the Annual Report to Stockholders (the "Annual Report"), attached hereto as Exhibit 13.

         The following table sets forth an analysis of the Bank's allowance for loan losses.



                                                           Year Ended June 30
                                                        ------------------------
                                                        1998      1997     1996
                                                        ----      ----     ----
                                                         (Dollars in Thousands)

Balance at beginning of period ....................     $572      $553     $484

Charge-offs:
 One- to four-family ..............................      --          3       16
 Consumer .........................................      285       181       64
 Commercial Business ..............................       47       --       --
                                                        ----      ----     ----
                                                         332       184       80
Recoveries:
 Consumer .........................................       38        83       10
 Commercial and multi-family real estate ..........      --        --        44
                                                        ----      ----     ----
                                                          38        83       54

Net charge-offs ...................................      294       101       26
Additions charged to operations ...................      705       120       95
                                                        ====      ----     ----
Balance at end of period ..........................     $983      $572     $553
                                                        ====      ====     ====

Ratio of net charge-offs during the period to
  average loans outstanding during the period .....      .23%     .09 %     .03%
                                                        ====      ====     ====

         The distribution of the Bank's allowance for loan losses at the dates indicated is summarized as follows:


                                                                      June 30,
                                     --------------------------------------------------------------------------
                                            1998                        1997                     1996
                                     --------------------        --------------------   -----------------------
                                                  Percent                     Percent                 Percent
                                                 of-Loans                    of-Loans                of-Loans
                                                  in Each                    in Each                  in Each
                                                 Category                    Category                 Category
                                                 to Total                    to Total                 to Total
                                     Amount        Loans         Amount       Loans       Amount       Loans
                                     ------        -----         ------       -----       ------       -----
                                                                (Dollars in Thousands)
One- to four-family .......            $105        49.64%         $ 95        56.21%       $100         59.32%
Commercial and multi-family
   real estate ............             230         5.14            70         5.56          75          7.05
Construction ..............              28         2.82            25         2.58          20          2.61
Consumer ..................             445        33.25           325        29.75         315         26.74
Commercial business .......             165         9.15            50         5.90          35          4.28
Unallocated ...............              10           --             7           --           8
                                                   -----          ----        -----        ----        ------
     Total ................            $983       100.00%         $572       100.00%       $553        100.00%
                                       ====       ======          ====       ======        ====        ======

Investment Activities

         First Federal must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Bank has generally maintained its liquid assets above the minimum requirements imposed by the OTS regula tions and at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. As of June 30, 1998, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 12.1%. See "Regulation - Liquidity."

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

         Effective July 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). SFAS No. 115 requires that securities and mortgage-backed securities be classified as held to maturity, available for sale or trading purposes. Under SFAS No. 115, securities that the Company has the positive intent and ability to hold until maturity are classified as held to maturity and are reported at amortized cost. Securities classified as available for sale are those the Company may sell in response to liquidity needs, for asset/liability management purposes and other reasons and are reported at fair value. Unrealized gains and losses on securities available for sale are reported as a separate component of equity, net of tax. Trading securities are those which are purchased for sale in the near future and are reported at fair value. Unrealized gains and losses on trading securities are included in income. Transfers between categories are accounted for as sales and repurchases at fair value. For any sales or transfers of securities classified as held to maturity, the cost basis, the realized gain or loss, and the circumstances leading to the decision to sell are required to be disclosed. At the time of purchase of new securities, management of the Company makes a determination as to the appropriate classification of securities as available for sale or held to maturity. At June 30, 1998, the Company had no securities classified as held to maturity and $50.3 million classified as available for sale including mortgage-backed securities. No securities were held for trading purposes on such date.

         Securities. It is the Company's general policy to purchase securities which are U.S. Government securities and federal agency obligations, state and local government obligations, commercial paper, short-term corporate debt securities and overnight federal funds. At June 30, 1998, the weighted average term to maturity or repricing of the investment securities portfolio, excluding the FHLB, FNMA stock and other equity securities available for sale, was 6.8 years.

         OTS regulations restrict investments in corporate debt and equity securities by the Bank. These restrictions include prohibitions against investments in the debt securities of any one issuer in excess of 15% of the Bank's unimpaired capital and unimpaired surplus as defined by federal regulations, which totaled $16.0 million as of June 30, 1998, plus an additional 10% if the investments are fully secured by readily marketable collateral. See "Regulation - Federal Regulation of Savings Associations" for a discussion of additional restrictions on the Bank's investment activities.

         The  following  table  sets  forth  the  composition  of the  Company's
securities  portfolio  excluding   mortgage-backed   securities,  at  the  dates
indicated.

                                                                                    June 30,
                                                    --------------------------------------------------------------------
                                                              1998                    1997                    1996
                                                    --------------------      -------------------    -------------------
                                                     Carrying      % of       Carrying      % of     Carrying      % of
                                                       Value       Total        Value       Total      Value       Total
                                                      -------     ------      -------      ------     -------      -----
                                                                             (Dollars in Thousands)
Securities available for sale:

  Federal agency obligations.....................      13,186      37.94        5,980       24.93      5,913        24.21
  Commercial notes and commercial paper..........         242        .70          246        1.02        565         2.32
  State and local government obligations.........       9,102      26.19        7,413       30.91      8,332        34.11
  Other equity securities........................       9,468      27.24        7,948       33.14      7,216        29.54
                                                      -------     ------      -------     ------     -------       ------
    Total securities available for sale..........      31,998      92.07       21,587       90.00     22,026        90.18
                                                      -------     ------      -------     ------     -------       ------
  FHLB stock.....................................       2,757       7.93        2,398       10.00      2,398         9.82
                                                      -------     ------      -------     ------     -------       ------
    Total securities.............................     $34,755     100.00%     $23,985     100.00%    $24,424       100.00%
                                                      =======     ======      =======     ======     =======       ======

Weighted average remaining life or term to
   repricing, excluding FHLB stock and other
   equity  securities available for sale.........     6.8 yrs.                3.9 yrs.                4.3 yrs.


Other Interest-Earning Assets:
  Interest-earning deposits with banks...........    $    386                 $15,500               $  2,289
                                                     ========                 =======               ========

         The composition and maturities of the securities  portfolio,  excluding
mortgage-backed   securities,  FHLB  of  Indianapolis  stock  and  other  equity securities, are indicated in the following table.

                                                                    June 30, 1998
                                   ---------------------------------------------------------------------------------
                                   Less Than        1 to 5        5 to 10         Over                Total
                                     1 Year          Years         Years        10 Years           Securities
                                   ----------      ---------     ---------      ---------     ----------------------
                                    Amortized     Amortized      Amortized      Amortized     Amortized       Market
                                      Cost          Cost           Cost           Cost          Cost          Value
                                                                 (Dollars in Thousands)
Federal agency
 obligations.................        $7,000         $2,166        $4,000           $---        $13,166       $13,186
Commercial notes and
  commercial paper...........           ---            238           ---            ---            238           242
State and local
 government obligations......         1,071          3,852         3,862            120          8,905         9,102
                                      -----          -----         -----          -----      ---------     ---------

Total debt securities........        $8,071         $6,256        $7,862           $120        $22,309       $22,530
                                     ======         ======        ======           ====        =======       =======

Weighted average yield(1)....         5.71%          6.62%         6.06%          6.00%          6.09%

-----------------------
(1) Yields reflected have not been computed on a tax equivalent basis.

         Except for obligations of state and local governments, the Company's securities portfolio at June 30, 1998 contained neither tax-exempt securities nor securities of any issuer with an aggregate book value in excess of 10% of the Company's shareholders' equity, excluding those issued by the United States Government, or its agencies.

         Mortgage-Backed Securities. The Company's investment in mortgage-backed securities can serve as collateral for borrowings and, through repayments, as a source of liquidity. In addition, management from time to time has purchased mortgage-backed securities in order to supplement loan originations. For information regarding the carrying and market values of the Company's mortgage-backed securities portfolio, see Note 3 of the Notes to Consolidated Financial Statements in the Annual Report attached hereto as Exhibit 13.

         The following table sets forth the amortized cost of the Company's mortgage-backed securities at the dates indicated.

                                                             June 30,
                                                 -------------------------------
                                                   1998        1997        1996
                                                 -------------------------------
                                                         (In thousands)

Federal National Mortgage Association ......     $   454     $   546     $   580
Government National Mortgage Association ...      16,490      16,737      16,988
Federal Home Loan Mortgage Corporation .....         137         177         226
Other Mortgage-backed Securities(1) ........         471         758         938
                                                 -------     -------     -------
    Total ..................................     $17,552     $18,218     $18,732
                                                 =======     =======     =======

--------------------

(1) The June 30, 1997 and 1996 principal balance and amortized cost of other mortgage-backed securities included an adjustment of $318,900 to reflect an other than temporary decline in the fair value of a security collateralized by multi-family mortgage obligations with underlying collateral primarily located in Southern California. During 1998 this security was sold and a gain on sale of $264,028 was recognized. The decline in the fair value of the security was due to increased loan delinquencies, a decline in the cash reserve fund and losses incurred on foreclosed real estate which resulted in downgrades in the security's rating by various independent rating agencies. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report.

         The following table sets forth the contractual maturities of the Company's mortgage-backed securities based on amortized cost at June 30, 1998. Not considered in the preparation of the table below is the effect of prepayments, periodic principal repayments and the adjustable-rate nature of these instruments.

                                                                    Due in
                                                ----------------------------------------------    June 30,
                                                                                                    1998
                                                5 Years       5 to 10     10 to 20     Over 20     Balance
                                                or Less        Years       Years        Years    Outstanding
                                                -------        -----       -----        -----    -----------
                                                                   (Dollars In Thousands)

Federal National Mortgage Association ..        $   ---      $    --      $   168      $   286      $   454
Government National Mortgage Association              1       16,027           37          425       16,490
Federal Home Loan Mortgage Corporation .             --           72           --           65          137
Other Mortgage-Backed Securities .......             --           --           --          471          471
                                                -------      -------      -------      -------      -------
     Total .............................        $     1      $16,099      $   205      $ 1,247      $17,552
                                                =======      =======      =======      =======      =======
Weighted average yield .................           8.00%        7.90%        6.98%        7.10%        7.84%


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

         The following table sets forth the savings flows at the Bank during the periods indicated.

                                                Year Ended June 30,
                                     -------------------------------------------
                                       1998             1997             1996
                                     --------         --------         --------
                                               (Dollars in Thousands)
Opening balance .............        $116,118         $ 92,490         $ 85,930
Purchased deposits ..........            --             17,133             --
Net deposits ................           4,535            2,470            3,191
Interest credited ...........           4,603            4,025            3,369
                                     --------         --------         --------

Ending balance ..............        $125,256         $116,118         $ 92,490
                                     ========         ========         ========

Net increase ................        $  9,138         $ 23,628         $  6,560
                                     ========         ========         ========

Percent increase ............            7.87%           25.55%            7.63%
                                     ========         ========         ========

         The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by the Bank at the dates indicated.

                                                                                   June 30,
                                           --------------------------------------------------------------------------------------
                                                     1998                            1997                          1996
                                           -----------------------         --------------------------     -----------------------
                                                          Percent                           Percent                      Percent
                                             Amount       of Total           Amount         of Total      Amount         of Total
                                             ------       --------           ------         --------      ------         --------
                                                                             (Dollars in Thousands)
Interest Rate Range:

Passbook Accounts....................      $  44,249         35.32%        $  42,063           36.22%     $41,689         45.07%
Demand accounts(1)...................          6,935          5.54             5,751            4.95        3,264          3.53
Money Market Accounts................          1,217           .97             2,182            1.88          258           .28
NOW Accounts.........................          6,020          4.81             6,285            5.41        3,922          4.24
                                           ---------        ------         ---------

Total Non-Certificates...............         58,421         46.64            56,281           48.46       49,133         53.12
                                           ---------        ------         ----------

 Certificates:
 0.00 -  3.99%.......................            ---           ---                 1             .01          ---           ---
 4.00 -  5.99%.......................         37,894         30.25            34,029           29.31       26,624         28.79
 6.00 -  7.99%.......................         28,722         22.94            25,589           22.03       16,506         17.85
 8.00 -  9.99%.......................            219           .17               218             .19          227           .24
                                           ---------         -----         ---------
Total Certificates...................         66,835         53.36            59,837           51.54       43,357         46.88
                                           ---------        ------         ---------
Total Deposits.......................      $ 125,256        100.00%        $ 116,118          100.00%     $92,490        100.00%
                                           =========        ======         =========

(1) Non-interest-bearing accounts.

         The following table shows rate and maturity information for the Bank's certificates of deposit as of June 30, 1998.

                                                0.00-        4.00-        6.00-       8.00-                     Percent
                                                3.99%        5.99%        7.99%       9.99%       Total         of Total
                                                -----        -----        -----       -----       -----         --------
                                                                       (Dollars in Thousands)
Certificate accounts maturing in quarter ending:
September 30, 1998.........................   $    ---       $12,748     $ 2,821    $   ---      $15,569          23.29%
December 31, 1998..........................        ---         3,899       4,483        ---        8,382          12.54
March 31, 1999.............................        ---         9,856       2,468        219       12,543          18.77
June 30, 1999..............................        ---         3,744       3,162        ---        6,906          10.33
September 30, 1999.........................        ---         1,496       4,441        ---        5,937           8.88
December 31, 1999..........................        ---         1,048       2,680        ---        3,728           5.58
March 31, 2000.............................        ---           620       2,805        ---        3,425           5.12
June 30, 2000..............................        ---           420       1,983        ---        2,403           3.59
September 30, 2000.........................        ---           573         401        ---          974           1.46
December 31, 2000..........................        ---           598         403        ---        1,001           1.50
March 31, 2001.............................        ---           798          81        ---          879           1.32
June 30, 2001..............................        ---           466         635        ---        1,101           1.65
Thereafter.................................        ---         1,628       2,359        ---        3,987           5.97
                                               -------     ---------   ---------    -------        -----           ----
     Total.................................     $  ---       $37,894     $28,722       $219      $66,835         100.00%
                                                ======       =======     =======       ====      =======         ======

Percent of total...........................        ---%        56.70%      42.97%       .33%      100.00%
                                               =======        ======       =====        ===       ======

         The following table indicates the amount of the Bank's certificates of deposit and other deposits by time remaining until maturity as of June 30, 1998.

                                                                          Maturity
                                                     --------------------------------------------------

                                                     3 Months       Over         Over
                                                     or Less       3 to 6       6 to 12         Over
                                                      Months       Months        Months       12 months       Total
                                                      ------       ------        ------       ---------       -----
                                                                             (In Thousands)
Certificates of deposit less
 than $100,000................................        $ 9,480       $6,811       $14,454        $20,855      $51,600

Certificates of deposit of
 $100,000 or more.............................          2,889        1,570         4,643          2,580       11,682

Public funds(1)...............................          3,200          ---           353            ---        3,553
                                                      -------       ------       -------        -------      -------
Total certificates of
 deposit......................................        $15,569       $8,381       $19,450        $23,435      $66,835
                                                      =======       ======       =======        =======      =======

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

         First Federal's borrowings historically have consisted of advances from the FHLB of Indianapolis upon the security of a blanket collateral agreement of a percentage of unencumbered loans. Such advances can be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At June 30, 1998, the Bank had $51.5 million in FHLB advances, and a $1.0 million overdraft line of credit was available from the FHLB.

         From time to time, First Federal has entered into repurchase agreements through a nationally recognized broker-dealer firm. These agreements are accounted for as borrowings by the Bank and are secured by certain of the Bank's securities. The broker-dealer takes possession of the securities during the period that the repurchase agreement is outstanding. The terms of the agreements have typically ranged from 30 days to a maximum of six months. The proceeds of these transactions are used to meet cash flow needs of the Bank. At June 30, 1998, the Bank had no repurchase agreements outstanding.

         The following table sets forth the maximum month-end balance and average balance of FHLB advances and line of credit from the FHLB and securities sold under agreements to repurchase at the dates indicated.

                                                               Year Ended June 30,
                                                       ------------------------------------
                                                         1998          1997          1996
                                                         ----          ----          ----
                                                              (Dollars in Thousands)
Maximum Balance:
FHLB advances and line of credit..................     $51,500       $44,800        $45,800
Securities sold under agreements to repurchase....         ---           ---            ---

Average Balance:
FHLB advances and line of credit..................      49,543        41,470         39,296
Securities sold under agreements to repurchase....         ---           ---            ---

Average Rate Paid On:
FHLB advances and line of credit..................       5.98%         5.95%          6.18%
Securities sold under agreements to repurchase....         ---           ---            ---

         The following table sets forth the Bank's borrowings at the dates indicated.

                                                     Year Ended June 30,
                                            ------------------------------------
                                              1998          1997           1996
                                           --------   -----------    -----------
                                                  (Dollars in Thousands)
FHLB advances and line of credit......      $51,500       $44,800        $41,800
Due to brokers........................        5,000           ---            ---
                                           --------   -----------    -----------
    Total borrowings..................      $56,500       $44,800        $41,800
                                            =======       =======        =======

Subsidiary Activities

         As a federally chartered savings association, First Federal is permitted by OTS regulations to invest up to 2% of its assets, or $4.1 million at June 30, 1998, in the stock of, or loans to, service corporation subsidiaries. First Federal may invest an additional 1% of its assets in service corporations where such additional funds are used for inner city or community development purposes. In addition to investments in service corporations, federal associations are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities which a federal association may engage in directly. First Federal had no subsidiaries at June 30, 1998.

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

         Federal Regulation of Savings Associations. The OTS has extensive authority over the operations of savings associations. As part of this authority, First Federal is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. When these examinations are conducted by the OTS and the FDIC, the examiners may require the Bank to provide for higher general or specific loan loss reserves. The last regular OTS examination of the Bank was as of July 1997. The last FDIC examination was as of May 1990.

         All savings associations are subject to a semi-annual assessment, based upon the association's total assets, to fund the operations of the OTS. The Bank's OTS assessment for the fiscal year ended June 30, 1998 was approximately $50,000.

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

         In addition, the investment, lending and branching authority of the Bank is prescribed by federal laws, and it is prohibited from engaging in any activities not permitted by such laws. For instance, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal associations in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the OTS. Federal savings associations are also generally authorized to branch nationwide. At June 30, 1998, First Federal was in compliance with each of the noted restrictions.

         The Bank's general permissible lending limit for loans-to-one borrower is the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At June 30, 1998, the Bank's lending limit under this restriction was approximately $2.2 million. First Federal is in compliance with the loans-to-one borrower limitation.

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

         Insurance of Accounts and Regulation by the FDIC. First Federal is a member of the SAIF, which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the SAIF or the BIF. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices, or is in an unsafe or unsound condition.

         The FDIC's deposit insurance premiums are assessed through a risk-based system, under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period. As of June 30, 1998, the Bank met the requirements of a well-capitalized institution.

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

         Effective January 1, 1997, the premium schedule for BIF and SAIF insured institutions ranged from 0 to 27 basis points. However, SAIF-insured institutions are required to pay a Financing Corporation (FICO) assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s, equal to approximately 6.48 basis points for each $100 in domestic deposits, while BIF-insured institutions pay an assessment equal to approximately 1.52 basis points for each $100 in domestic deposits. The assessment is expected to be reduced to 2.43 basis points no later than January 1, 2000, when BIF insured institutions fully participate in the assessment. These assessments, which may be revised based upon the level of BIF and SAIF deposits will continue until the bonds mature in the year 2017.

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

         The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with this requirement. At June 30, 1998, First Federal did not have any unamortized purchased mortgage servicing rights, but did have certain intangible assets related to the purchase of the branch in South Whitley, Indiana.

         The OTS regulations establish special capitalization requirements for savings associations that own subsidiaries. As of June 30, 1998, the Bank had no subsidiaries.

         At June 30, 1998, the Bank had tangible capital of $13.8 million, or 6.9% of adjusted total assets, which is approximately $10.8 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

         The capital standards also require core capital equal to at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At June 30, 1998 the Bank had certain intangible assets related to the branch purchase which were subject to these tests.

         At June 30, 1998, the Bank had core capital equal to $13.8 million, or 6.9% of adjusted total assets, which is $7.8 million above the minimum leverage ratio requirement of 3% as in effect on that date.

         The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At June 30, 1998, First Federal had no capital instruments that qualify as supplementary capital and $983,000 of general loss reserves, which was less than 1.25% of risk-weighted assets.

         Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. First Federal had no such exclusions from capital and assets at June 30, 1998.

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

         OTS regulations also require that every savings association with more than normal interest rate risk exposure to deduct from its total capital, for purposes of determining compliance with such requirement, an amount equal to 50% of its interest-rate risk exposure multiplied by the present value of its assets. This exposure is a measure of the potential decline in the net portfolio value of a savings association, greater than 2% of the present value of its assets, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline). Net portfolio value is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The rule will not become effective until the OTS evaluates the process by which savings associations may appeal an interest rate risk deduction determination. It is uncertain as to when this evaluation will be completed. Any savings association with less than $300 million in assets and a total capital ratio in excess of 12% is exempt from this requirement unless the OTS determines otherwise. Based on its asset size and total capital ratio at June 30, 1998, the Bank anticipates that it will be exempt from this rule.

         On June 30, 1998, the Bank had total risk-based capital of $14.7 million (including $13.8 million in core capital and $983,000 in qualifying supplementary capital) and risk-weighted assets of $122.0 million (including, converted off-balance sheet assets); or total capital of 12.1% of risk-weighted assets. This amount was $4.9 million above the 8.0% requirement in effect on that date.

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

         Any undercapitalized association is also subject to the general enforcement authority of the OTS and the FDIC, including the appointment of a receiver or conservator. The OTS is also generally authorized to reclassify an association into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

         The imposition by the OTS or the FDIC of any of these measures on the Bank may have a substantial adverse effect on the Bank's operations and profitability.

         Limitations on Dividends and Other Capital Distributions. OTS regulations impose various restrictions or requirements on savings associations with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. OTS regulations also prohibit a savings association from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the regulatory capital of the institution would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion.

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

         Liquidity. All savings associations, including First Federal, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the average daily balance of its liquidity base during the preceding calendar quarter or a percentage of the amount of its liquidity base at the end of the preceding quarter. For a discussion of what the Bank includes in liquid assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources" in the Annual Report attached as Exhibit 13. This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 4%.

         Penalties may be imposed upon associations for violations of the liquid asset ratio requirement. At June 30, 1998, the Bank was in compliance with the requirement with an overall liquid asset ratio of 12.1%.

         Qualified Thrift Lender Test. All savings associations, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. At June 30, 1998, the Bank met the test and has always met the test since its effectiveness.

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

         Transactions with Affiliates. Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as trans actions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the association's capital. Affiliates of First Federal include the Company and any company which is under common control with the Bank. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. The OTS has the discretion to treat subsidiaries of savings associations as affiliates on a case by case basis.

         Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the OTS. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must be made on substantially the same terms and conditions as loans to unaffiliated persons. At June 30, 1998, the Bank was in compliance with the above restrictions.

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

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At June 30, 1998, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "- Liquidity."

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

         As a member, First Federal is required to purchase and maintain stock in the FHLB of Indianapolis. At June 30, 1998, First Federal had $2.8 million in FHLB stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB stock. Over the past five fiscal years such dividends have averaged 7.9% and were 8.1% for the fiscal year ended June 30, 1998.

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

         For the year ended June 30, 1998, dividends paid by the FHLB of Indianapolis to First Federal totaled $209,000 and was approximately $188,000 in fiscal year 1997. The $209,000 dividend received for the fiscal year ended June 30, 1998 reflects an annualized rate of 8.1%.

         Federal Taxation. Savings associations such as the Bank that meet certain conditions prescribed by the Internal Revenue Code of 1986, as amended (the "Code"), are permitted to establish reserves for bad debts and to make annual additions thereto which may, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. The amount of the bad debt reserve deduction for "non-qualifying loans" was computed under the experience method. The amount of the bad debt reserve deduction is computed under the experience method. Under the experience method, the bad debt reserve deduction is an amount determined under a formula based generally upon the bad debts actually sustained by the savings association over a period of years.

         In August 1996, legislation was enacted that repealed the percentage of taxable income method used by many thrifts, including the Bank, to calculate their bad debt reserve for federal income tax purposes. As a result, thrifts such as the Bank must recapture that portion of the reserve that exceeds the amount that could have been taken under the experience method for tax years beginning after December 31, 1987. The recapture will occur over a six-year period, the commencement of which will be delayed until the first taxable year beginning after December 31, 1997, provided the institution meets certain residential lending requirements. The management of the Company does not believe that the legislation will have a material impact on the Company or the Bank.

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

         A portion of the Bank's reserves for losses on loans may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of June 30, 1998, the Bank's Excess for tax purposes totaled approximately $1.2 million.

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

         The Bank serves Wabash, Kosciukso, Grant, Miami, Huntington, Whitley and Elkhart Counties in Indiana. The Bank's primary market area, however, is the Counties of Wabash, Kosciukso and Whitley, Indiana. There are four commercial banks and one credit union which compete for deposits and loans in Wabash County. In Kosciukso County, there are six commercial banks, one credit union and one savings bank competing for market share. In Whitley County, there are five commercial banks, one credit union and one savings bank competing for market share.

Employees

         At June 30, 1998, the Company and its affiliates had a total of 61 employees, including 12 part-time employees. The Company's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Executive Officers of the Company and the Bank Who Are Not Directors

         The following information as to the business experience during the past five years is supplied with respect to executive officers of the Company and the Bank who do not serve on the Company's or the Bank's Board of Directors. There are no arrangements or understandings between the persons named and any other person pursuant to which such officers were selected.

         Joyce K. Sanders, age 55, is Senior Vice President of Lending and Office Manager of the Wabash office, a position she has held since 1984. Ms. Sanders is responsible for oversight of day to day operations at the Wabash office and is involved in operations and loan policy decisions. Ms. Sanders has been employed by First Federal for 30 years. Ms. Sanders joined First Federal in 1967 and has held a variety of positions including Secretary from 1978 to 1987.

Item 2.           Description of Property

         The Bank conducts its business at its main office and three other locations in its primary market area. The Bank owns all of its offices. The total net book value of the Bank's premises and equipment (including land, buildings and furniture, fixtures and equipment) at June 30, 1998 was $2.2 million. See Note 6 of Notes to Consolidated Financial Statements in the Annual Report attached as Exhibit 13. The following table sets forth information relating to each of the Bank's offices as of June 30, 1998.

                                     Date                Total Approximate             Net Book Value
    Location                       Acquired               Square Footage              at June 30, 1998
    --------                       --------               --------------              ----------------
Main Office:                         1982                    10,185(1)                      $1,006
1205 N. Cass Street
Wabash, Indiana

500 S. Huntington                    1977                     2,400(2)                         448
Syracuse, Indiana(2)

1306 Street Road 114 West N.         1968                     1,325                             61
Manchester, Indiana

105 E. Columbia Street               1997                     5,300(4)                         163
South Whitley, Indiana(3)


(1)   The Bank leases space in this office to its affiliate, FirstFed Financial.
(2)   A new branch at this site was completed in September 1995.
(3)   NBD Bank Branch acquired on June 13, 1997.
(4)   Includes basement.


         The Bank maintains an on-line data base of depositor and borrower customer information. The net book value of the data processing and computer equipment utilized by the Bank at June 30, 1998 was $192,000.

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

Item 4.           Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 1998.

                                     PART II

Item 5.           Market for Common Equity and Related Stockholder Matters

         Page 39 of the attached 1998 Annual Report to Stockholders is herein incorporated by reference.

Item 6.           Management's Discussion and Analysis or Plan of Operation

         Pages 6 through 14 of the attached 1998 Annual Report to Stockholders are herein incorporated by reference.

Item 7.           Financial Statements

         The following information appearing in the Company's Annual Report to Stockholders for the year ended June 30, 1998, is incorporated by reference in this Annual Report on Form 10-KSB as Exhibit 13.

                                                                       Pages in
                                                                        Annual
Annual Report Section                                                   Report
---------------------                                                   ------

Report of Independent Auditors.....................................       15

Consolidated Balance Sheets as of June 30, 1998 and 1997...........       16

Consolidated Statements of Income
Years Ended June 30, 1998, 1997 and 1996...........................       17

Consolidated Statement of Changes in Shareholders' Equity
Years Ended June 30, 1998, 1997 and 1996...........................       18

Consolidated Statements of Cash Flows
Years Ended June 30, 1998, 1997 and 1996...........................    19 to 20

Notes to Consolidated Financial Statements.........................    21 to 37

         With the exception of the aforementioned information, the Company's Annual Report to Stockholders for the year ended June 30, 1998, is not deemed filed as part of this Annual Report on Form 10-KSB.

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

                                    PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act

Directors

         Information concerning Directors of the Company is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in October 1998, a copy of which will be filed not later than 120 days after the close of the fiscal year.

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

         To the Company's knowledge based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with except for the following:

         1.       Mr. George who inadvertently  failed to file one required Form
                  4  to  report  one   transaction.   Mr.  George  reported  the
                  transaction on a Form 5.

         2. Mr. Frank who inadvertently failed to timely file two required Form 4s to report one transaction each. Mr. Frank filed a Form 4 to report one transaction and a Form 5 to report the other.

         3. Mr. Rees who inadvertently failed to timely file one required Form 4 to report one transaction. Mr. Rees filed a Form 4 to report the transaction.

         4. Mr. Reynolds who inadvertently failed to timely file one required Form 4 to report one transaction. Mr. Reynolds filed a Form 4 to report the transaction; and

         5. Ms. Sanders who inadvertently failed to timely file two required Form4s to report one transaction each. Ms. Sanders filed Form 4s to report the transactions.

Item 10.          Executive Compensation

         Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in October 1998, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11.          Security  Ownership  of  Certain  Beneficial  Owners  and
                  Management

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in October 1998, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.          Certain Relationships and Related Transactions

         Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in October 1998, a copy of which will be filed not later than 120 days after the close of the fiscal year.


                                     PART IV

Item 13.          Exhibits and Reports on Form 8-K

         (a)  Exhibits

         See Index to Exhibits.

         (b)  Reports on Form 8-K

         The Registrant filed four current reports on form 8-K during the three-month period ended June 30, 1998. Three reports were filed on May 4, 1998, to report: (i) operating results for the quarter ended December 31, 1997; (ii) dividends for the quarter ended March 31, 1998; and (iii) operating results for the quarter ended March 31, 1998. The fourth report was filed on June 4, 1998 to report an increase in dividends.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           FFW CORPORATION



Date:     October 8, 1998                  By:  /s/ Nicholas M. George
          ---------------                       -----------------------
                                                NICHOLAS M. GEORGE
                                                (Duly Authorized Representative)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Wayne W. Rees                      /s/ Nicholas M. George
-----------------                      ----------------------
WAYNE W. REES, Chairman of the         NICHOLAS M. GEORGE, President,
Board and Secretary                    Chief Executive Officer, Chief Financial
                                       Officer and Director (Principal
                                       Executive, Operating, Financial and
                                       Accounting Officer)

Date:     October 8, 1998              Date:   October 8, 1998
          ---------------                      ---------------



/s/ Joseph W. McSpadden                /s/ Stanley Myers
-----------------------                -----------------
JOSEPH W. MCSPADDEN, Director          STANLEY MYERS, Director

Date:     October 8, 1998              Date:   October 8, 1998
          ---------------                      ---------------



/s/ Ronald D. Reynolds                 /s/ Thomas L. Frank
----------------------                 -------------------
RONALD D. REYNOLDS, Director           THOMAS L. FRANK, Director


Date:     October 8, 1998              Date:    October 8, 1998
          ---------------                       ---------------

                                Index to Exhibits




                                                                  Reference to
                                                                  Prior Filing
Regulation SB                                                       or Exhibit
   Exhibit                                                            Number
   Number                     Document                           Attached Hereto
   ------                     --------                           ---------------

   3(i)      Articles of Incorporation, including amendments            *
             thereto

   3(ii)     By-Laws                                                    *

   4         Instruments defining the rights of security                *
             holders, including debentures

  10         Executive Compensation Plans and Arrangements              *

             (a)  Employment Contract between Nicholas                  *
                  George and the Bank

             (b)  1992 Stock Option and Incentive Plan                  *

             (c)  Management Recognition and Retention Plan             **

  11         Statement re:  computation of per share earnings          ***

  13         Annual Report to Security Holders                          13

  21         Subsidiaries of Registrant                                 21

  23         Consents of Experts and Counsel                            23

  27         Financial Data Schedule                                    27
-----------------------
* Filed as an Exhibit to the Company's Form S-1 Registration Statement filed on December 21, 1992 (File No. 33-56110) pursuant to Section 5 of the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.
** Filed as Exhibit 10-1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1994 (File No. 0-21170). This previously filed document is hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.
*** See Note 1 of Notes to Consolidated Financial Statements included in the Annual Report to Security Holders under Exhibit 13.