Form 10QSB
period 1998-09-30
FFW CORP
filed 1998-11-16
CIK 895401

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998
                                       OR

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

As of November 13, 1998, there were 1,442,032 shares of the Registrant's common stock issued and outstanding.

                                 FFW CORPORATION

                                      INDEX


PART I.     FINANCIAL INFORMATION (unaudited)

Item 1.       Consolidated Condensed Financial Statements

                  Consolidated Condensed Balance Sheets September 30, 1998 and June 30, 1998

                  Consolidated Condensed Statements of Income for the three months ended September 30, 1998 and 1997.

                  Consolidated Statements of Cash Flows for the three months ended September 30, 1998 and 1997.

                  Notes to Consolidated Condensed Financial Statements


Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations



PART II.    OTHER INFORMATION

            Signature Page

                                         PART I: FINANCIAL INFORMATION
                                                FFW CORPORATION
                                          CONSOLIDATED BALANCE SHEETS

                                                                                                    (Unaudited)
                                                                                                    September 30,        June 30,
                                                                                                        1998               1998
                                                                                                   -------------      -------------
ASSETS:
         Cash and due from financial institutions ............................................     $   4,414,192      $   4,023,917
         Interest-earning deposits in financial institutions - short term ....................            74,438            386,435
                                                                                                   -------------      -------------
                  Cash and cash equivalents ..................................................     $   4,488,630      $   4,410,352
         Interest-earning deposits in financial institutions
                  (cost approximates market value) ...........................................              --                 --
         Securities available for sale .......................................................        52,014,120         50,293,229
         Loans held for sale, net of unrealized gains and losses .............................              --                 --
         Loans receivable, net of allowance for loan losses of $1,064,677 in September
                  and $982,532 in June .......................................................       146,086,410        139,393,692
         Stock in Federal Home Loan Bank, at cost ............................................         3,432,200          2,757,200
         Accrued interest receivable .........................................................         1,437,360          1,428,927
         Premises and Equipment-net ..........................................................         2,215,760          2,205,458
         Investment in limited partnership ...................................................           704,991            704,990
         Other assets ........................................................................         2,450,460          2,117,415
                                                                                                   -------------      -------------
                           Total Assets ......................................................     $ 212,829,931      $ 203,311,263
                                                                                                   =============      =============


                                         PART I: FINANCIAL INFORMATION
                                                FFW CORPORATION
                                          CONSOLIDATED BALANCE SHEETS
                                                   (Continued)

                                                                                                    (Unaudited)
                                                                                                    September 30,        June 30,
                                                                                                        1998               1998
                                                                                                   -------------      -------------
LIABILITIES AND SHAREHOLDERS' EQUITY:

Liabilities:
         Non-interest-bearing demand deposits ................................................     $   7,084,888      $   6,935,426
         Savings, Now and MMDA deposits ......................................................        52,029,212         51,485,630
         Other time deposits .................................................................        66,983,485         66,835,247
                                                                                                   -------------      -------------
                  Total Deposits .............................................................     $ 126,097,585      $ 125,256,303
         Federal Home Loan Bank advances .....................................................        63,500,000         56,500,000
         Obligation relative to limited partnership ..........................................           187,500            300,000
         Accrued Interest Payable ............................................................           790,531            204,036
         Accrued expenses and other liabilities ..............................................         2,512,754          1,922,197
                                                                                                   -------------      -------------
                  Total Liabilities ..........................................................     $ 193,088,370      $ 184,182,536

Shareholders' Equity:
         Preferred stock, $.01 par value, 500,000 shares authorized, none issued .............              --                 --
         Common stock, $.01 par value, 2,000,000 shares authorized, 1,775,096 shares issued and 1,448,032 outstanding at September, 30 1998; 1,775,096 shares
              issued and1,458,032 shares outstanding at June 30, 1998 ........................            17,751             17,751
         Additional paid-in capital ..........................................................         8,847,133          8,793,133
         Retained earnings - substantially restricted ........................................        12,795,894         12,468,144
         Net unrealized depreciation on securities available for sale, net of tax liability of $743,797 on September 30, 1998 and of $489,649 on
                  June 30, 1998 ..............................................................         1,070,269            685,432

         Unearned Employee stock Ownership Plan shares .......................................          (151,747)          (151,748)
         Treasury Stock at cost, 327,064 on September 30, 1998 and 317,064 at
                  June 30, 1998 ..............................................................        (2,837,739)        (2,683,985)
                                                                                                   -------------      -------------

                         Total Shareholders' equity ..........................................        19,741,561         19,128,727

                           Total Liabilities and Shareholders' Equity ........................     $ 212,829,931      $ 203,311,263
                                                                                                   =============      =============

                          PART I: FINANCIAL INFORMATION
                                 FFW CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                    Three Months Ended
                                                                       September 30
                                                                   1998           1997
                                                                ----------     ----------
Interest Income:

         Loans Receivable
                  Mortgage loans ..........................     $1,586,136     $1,581,434
                  Consumer and other loans ................      1,469,869        996,536
         Securities
                  Taxable .................................        719,162        761,959
                  Nontaxable ..............................        124,597        103,409
         Other Interest-earning assets ....................         67,313         62,199
                                                                ----------     ----------
                  Total Interest Income ...................     $3,967,077     $3,505,537

Interest Expense :

         Deposits .........................................      1,490,653      1,386,462
         Other ............................................        915,323        675,266
                                                                ----------     ----------
                  Total Interest Expense ..................     $2,405,976     $2,061,728

Net Interest Income .......................................      1,561,101      1,443,810

         Provision for Loan Losses ........................        120,000        200,000
                                                                ----------     ----------

Net interest income after provision for loan losses .......      1,441,101      1,243,810

Non-interest income :

         Net gain on sale of interest-earning assets ......         30,165         16,240
         Net unrealized gain or loss on loans held for sale           --             --
         Other ............................................        279,974        217,550
                                                                ----------     ----------
                  Total Non-Interest Income ...............     $  310,139     $  233,790

                          PART I: FINANCIAL INFORMATION
                                 FFW CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                                   (Continued)


                                                                    Three Months Ended
                                                                       September 30
                                                                   1998           1997
                                                                ----------     ----------
Non-Interest Expense :

         Compensation and Benefits ........................        512,532        442,537
         Occupancy and equipment ..........................         93,950         80,614
         SAIF deposit insurance premiums ..................         31,092         27,164
         Other ............................................        364,421        386,971
                                                                ----------     ----------
                  Total Non-Interest Expense ..............     $1,001,995     $  910,112
                                                                ----------     ----------

Income before income taxes ................................        749,245        567,487

         Income Tax Expense ...............................        268,562         97,510
                                                                ----------     ----------

Net Income ................................................     $  480,683     $  469,978
                                                                ==========     ==========


Other Comprehensive Income, Net of Tax:
               Unrealized Gain (Loss) on Securities .......        384,837         78,766

Comprehensive Income ......................................     $  865,520     $  548,744
                                                                ==========     ==========

Earnings per common and common equivalent shares :

         Basic ............................................     $      .34     $      .34
         Diluted ..........................................     $      .33     $      .33

                          PART I: FINANCIAL INFORMATION
                                 FFW CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                                  Three Months Ended
                                                                                      September 30
                                                                                1998              1997
                                                                            ------------      ------------
Cash flows from operating activities :
         Net Income ...................................................     $    480,683      $    469,978
         Adjustments to reconcile net income to net cash from operating activities :
             Depreciation and amortization, net of accretion ..........          (10,704)          (16,167)
             Provision for loan losses ................................          120,000           200,000
             Net (gains) losses on sale of :
                  Securities available for sale .......................           11,882              --
                      Loans held for sale .............................          (42,047)          (21,909)
                  Foreclosed estate owned and repossessed assets ......           (6,060)           (1,398)
             Origination of loans held for sale .......................       (3,612,131)       (1,940,280)
             Proceeds from sale of loans held for sale ................        3,664,510         1,962,189
             ESOP expenses ............................................           78,426            13,000
             Amortization of MRP contribution .........................             --                --
             Net change in accrued interest receivable ................           (8,433)         (190,319)
             Amortization of goodwill and core deposit intangibles ....           39,087            41,118
             Net change in other assets ...............................         (329,456)         (213,369)
             Net change in accrued interest payable, accrued
                  expenses and other liabilities ......................          726,872           811,572
                                                                            ------------      ------------
                           Total adjustments ..........................     $    631,946      $    644,435
                                                                            ------------      ------------
                  Net cash from operating activities ..................     $  1,112,629      $  1,114,413

Cash flows from investing activities :
             Net change in interest-bearing deposits in other
                  Financial institutions ..............................             --                --
             Proceeds from :
                  sales/calls of securities available for sale ........          801,136         5,000,000
                  sales/calls of securities held-to-maturity ..........             --                --
                  Maturities of securities available for sale .........        4,000,000            45,000
                  Maturities of securities held-to-maturity ...........             --                --
             Purchase of :
                        Securities available for sale .................       (6,000,000)      (15,056,122)
                  Federal Home Loan Bank Stock ........................         (675,000)             --
             Principal collected on mortgage-backed securities ........          169,657           154,081
             Net change in loans receivable ...........................       (6,812,718)       (5,805,198)
             Net purchases premises and equipment .....................          (57,705)           (8,396)
             Investment in limited partnership ........................         (112,500)         (187,500)
             Proceeds from sales of other real estate and
                  Repossessed assets ..................................          118,384           118,950
                                                                            ------------      ------------
                  Net cash from investing activities ..................     $ (8,568,746)     $(15,739,185)

                          PART I: FINANCIAL INFORMATION
                                 FFW CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)
                                                                                  Three Months Ended
                                                                                      September 30
                                                                                1998              1997
                                                                            ------------      ------------
Cash flows from financing activities :

            Net increase in deposits ..................................          841,282        (1,178,415)
            Proceeds from short-term borrowings .......................       12,000,000        10,500,000
            Payment on short-term borrowings ..........................       (5,000,000)       (8,500,000)
            Purchase of Treasury Stock ................................         (153,753)             --
            Proceeds from exercising of stock options .................             --              36,130
            Cash dividends paid .......................................         (153,134)         (128,672)
                                                                            ------------      ------------
                   Net cash from financing activities .................     $  7,534,395      $    729,043

Net increase (decrease) in cash and cash equivalents ..................     $     78,278      $(13,895,729)
Cash and cash equivalents at beginning of period ......................     $  4,410,352      $ 17,120,614

Cash and cash equivalents at end of period ............................     $  4,488,630      $  3,224,885
                                                                            ============      ============


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

         In the opinion of management, the Consolidated Condensed Financial Statements contain all adjustments (consisting only of normal recurring adjustments) necessary to represent fairly the financial condition of FFW Corporation as of September 30, 1998 and June 30, 1998, and the results of its operations, for the three months ended September 30, 1998 and 1997. Financial Statement reclassifications have been made for the prior period to conform to classifications used as of and for the period ended September 30, 1998.

         Operating results for the three months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 1999.

(2)  Earnings Per Share of Common Stock

         Basic and diluted earning per share are computed under a new accounting standard effective in the quarter ended December 31, 1997. All prior amounts have been restated to be comparable. Basic earnings per share is based on net income (less preferred dividends) divided by the weighted average number of shares outstanding during the period. Diluted earnings per share shows the dilutive effect of additional common shares issuable under stock options (and convertible securities). Diluted net income per common share was $0.33 respectively, for the three-month period ended September 30, 1998, from $0.33 in 1997. Earnings per share have been adjusted to reflect a 100% common stock dividend declared December 15, 1998 and paid December 31, 1998.

(3)  Regulatory Capital Requirements

         Pursuant to the Financial Institution Reform, Recovery, and Enforcement Act of l989 ("FIRREA"), savings institutions must meet three separate minimum capital-to-asset requirements. The following table summarizes, as of September 30, 1998, the capital requirements for the Bank under FIRREA and its actual capital ratios. As of September 30, 1998, the Bank substantially exceeded all current regulatory capital standards.

                                         Regulatory                            Actual
                                         ----------                            ------
                                    Capital Requirement                  Capital (Bank Only)
                                    -------------------                  -------------------
                                   Amount        Percent               Amount         Percent
                                   ------        -------               ------         -------
                                                     (Dollars in Thousands)
Risk-Based ................       $10,037          8.00%              $15,381          12.26%
Core Capital ..............         6,235          3.00%               14,341           6.90%
Tangible Capital ..........         3,118          1.50%               14,341           6.90%


(4)  Common Stock Cash Dividends

         On August 25, 1998, the Board of Directors of FFW Corporation, declared a quarterly cash dividend of $.105 per share. The dividend was paid September 30, 1998 to shareholders of record on September 15, 1998. The payment of the cash dividend reduced shareholders' equity by $153,134.

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

Financial Condition

         The Company's total assets increased $9.5 million, or 4.7%, from $203.3 million at June 30, 1998 to $212.8 million at September 30, 1998. This increase was due primarily to funds generated by an increase in advances from FHLB of $7.0 million. Net loans receivables increased $6.7 million and securities available-for-sale increased $1.7 million. Loan demand and liquidity needs may result in additional borrowings if deposits and loan growth remain at current levels.

         Total securities available-for-sale increased $1.7 million from $50.3 million at June 30, 1998 to $52.0 million at September 30, 1998. This increase was primarily the result of purchases of callable bonds. The available-for-sale portfolio consists primarily of municipal securities, government agencies, mortgage-backed securities and to a lesser extent mutual funds and FNMA preferred stock.

         Net loans receivable increased $6.7 million, or 4.8% from $139.4 million at June 30, 1998 to $146.1 million at September 30, 1998. The increase in the loan portfolio for the quarter resulted, primarily, from an increase in non-mortgage loans of $6.0 million due to an increase in origination's. Management, consistent with its asset/liability objectives, will continue to sell all of its newly originated fixed-rate mortgage loans with terms to maturity greater than 15 years.

         Total deposits increased $841,000 or 0.8% from $125.3 million at June 30, 1998 to $126.1 million at September 30, 1998. For the quarter ended September 30, 1998, Savings, Now and MMDA accounts increased $544,000 or 1.1%. Management believes that deposit growth may become more costly with the increased use of specials with higher interest rates and the competitive nature of the markets we serve.

         Total borrowed funds increased $7.0 million from $56.5 million at June 30, 1998 to $63.5 million at September 30, 1998. The increase consisted of new short term advances from the Federal Home Loan Bank of Indianapolis.

         Total shareholders' equity increased $613,000 from $19.1 million at June 30, 1998 to $19.7 million at September 30, 1998. The increase resulted from net income of $481,000, and an increase in the market value of investments, net of tax of $385,000 which was partially reduced by $153,134 for the payment of dividends, and $ 93,000 for the unearned employee stock ownership plans.

Results of Operations - Comparison of the Quarters Ended September 30, 1998 and September 30, 1997

         General. Net income increased by $11,000 for the three months ended September 30, 1998 respectively, as compared to the three months ended September 30, 1997. The increase for the three months ended September 30, 1998 was primarily the result of increases in net interest income, and non-interest income offset by an increase in non-interest expense. All of these items are discussed in greater detail below.

         Net Interest Income. Net interest income increased $117,000 or 8.1% for the three months ended September 30, 1998 over the same period in 1997. This was primarily the result of an increase in average interest-earning assets which exceeded the increase in average interest-bearing liabilities, and a corresponding increase in the spread earned.

         Interest Income. Interest income increased $461,000 to $4.0 million from $3.5 million for the quarter ended September 30, 1998 and 1997 respectively. The increases in interest income for the three months ended September 30, 1998 were due to continued growth in interest-earning assets including mortgage loans, commercial and consumer loans and investment, as compared to the same periods ended September 30, 1997. These increased interest-earning assets are the result of competitive pricing, marketing, and the re-pricing of adjustable-rate loans and mortgage-backed securities.

         Interest Expense. Interest expense increased $344,000 to $2.4 million from $2.1 million for the quarter ended September 30, 1998 and 1997 respectively. For the three months ended September 30, 1998, the increase in interest expense was due to an increase in borrowed funds and deposits outstanding as compared to the same periods in 1997. Interest rates, while remaining steady have increased the use of higher rate specials by everyone trying to attract deposits.

         Provision for Loan Losses. The provision for loan losses decreased $80,000 to $120,000 from $200,000 for the quarter ended September 30, 1998 and 1997 respectively. The loan loss provisions are based on management's quarterly analysis of the allowance for loan losses. The provisions for the three month period reflect an increase in non-mortgage lending and the inherent riskiness and the number of these loans as compared to 1-4 family mortgage loans. With the expansion into commercial lending the company will continue to increase its allowance for loan losses and make future additions to the allowance through the provision for loan losses as loan growth, economic and regulatory conditions dictate. Although the Company maintains its allowance for loan losses at a level which is deemed consistent with the level of risk in the portfolio, economic conditions, etc. there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods.

         Non-interest Income. Non-interest income increased by $76,000 to $310,000 from $234,000 for the quarter ended September 30, 1998 and 1997 respectively. The increase was the primarily the result of increased fee income on deposit accounts of $61,000 and increase in gain on sales of loans to the Federal Home Loan Mortgage Corporation of $26,000 offset by a 12,000 loss on available for sale securities. Management believes that with the lower interest rates we will see a increase in the gain on sales of loans to Freddie Mac for the remainder of the year as compared to last year.

         Non-Interest Expense. Non-interest expense increased $92,000 to $1.0 million from $910,000 for the quarter ended September 30, 1998 and 1997 respectively. For the three months ended September 30, 1998, compensation and benefits increased by 15.82% and occupancy and equipment increased 16.54% compared to the same period in 1997. The increase in compensation and benefits is due to added expense from the ESOP. Depreciation on building expenses is primarily the reason for the increase in occupancy and equipment.

         Income Tax Expense. Income tax expense increased $171,000 to $269,000 from $98,000 for the quarter ended September 30, 1998 compared to quarter ended 1997. The increase was due to increased taxable income as of September 30, 1998.

         Non-Performing Assets and Allowance for Loan Losses. The allowance for loan losses is calculated based upon an evaluation of pertinent factors underlying the types and qualities of the Company's loans. Management considers such factors as the repayment status of a loan, the estimated net realizable value of the underlying collateral, the borrower's ability to repay the loan, current and anticipated economic conditions which might affect the borrower's ability to repay the loan and the Company's past statistical history concerning charge-offs. The Company's allowance for loan losses as of September 30, 1998, was $1.1 million or 0.7% of total loans. The June 30, 1998 allowance for loan losses was $983,000, or 0.7% of total loans. Total loans classified as substandard, doubtful or loss as of September 30, 1998 were $1.1 million or 0.5% of total assets. Management has considered non-performing assets and total classified assets in establishing the allowance for loan losses.

         The ratio of non-performing assets to total assets is one indicator of the exposure to credit risk. Non-performing assets of the Company consist of non-accruing loans, accruing loans delinquent 90 days or more, and foreclosed assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure.

                                                          9/30/98       6/30/98
                                                          -------       -------
                                                          (Dollars in Thousands)
Non-Accruing Loans ...............................        $  918         $  713
Accruing Loans Delinquent 90 days or more ........          --             --
Troubled Debt Restructurings .....................          --             --
Foreclosed Assets ................................           177            160
                                                          -------       -------
Total Non-Performing Assets ......................        $1,095         $  873
                                                          ======         ======
Total Non-Performing Assets as a
  Percentage of Total Assets .....................           .51%           .43%

         Total non-performing assets increased $222,000 to $1,095,000, or .51% of total assets at September 30, 1998, from $873,000 or .43% of total assets at June 30, 1998. The increase in non-performing assets was primarily due to the addition of several auto loans for $126,000. Foreclosed assets increased $17,000 due to the repossession of several vehicles.

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

         The Company uses its capital resources principally to meet its ongoing commitments to fund maturing certificates of deposits and loan commitments, maintain is liquidity and meet operating expenses. At September 30, 1998, the Company has commitments to originate loans totaling $1.8 million. The Company considers its liquidity and capital resources to be adequate to meet its foreseeable short- and long-term needs. The Company expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.

         Regulatory standards impose the following capital requirements: a risk-based capital standard expressed as a percent of risk-adjusted assets, a leverage ratio of core capital to total adjusted assets, and a tangible capital ratio expressed as a percent of total adjusted assets. As of September 30, 1998, the Bank exceeded all fully phased-in regulatory capital standards.

         At September 30, 1998, the Bank's tangible capital was $14.3 million, or 6.9% of adjusted total assets, which is in excess of the 1.5% requirement by $11.2 million. In addition, at September 30, 1998, the Bank had core capital of $14.3 million, or 6.9% of adjusted total assets, which exceeds the 3.0% requirement by $8.1 million. The Bank had risk-based capital of $15.4 million at September 30, 1998 or 12.3% of risk-adjusted assets which exceeds the 8.0% risk-based capital requirements by $6.8 million.

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

YEAR 2000

         The Year 2000 issue is the result of potential problems with computer systems or any equipment with computer chips that store the year portion of the date as just two digits (e.g., 98 for 1998). Systems using this two-digit approach may not be able to determine whether "00" represents the Year 2000 or 1900. The problem, if not corrected, may make those systems fail altogether or, even worse, allow them to generate incorrect calculations causing a disruption of normal operations.

         In 1997, a comprehensive project plan to address the Year 2000 issue as it relates to the company's operation was developed, approved by the Board of Directors and implemented. The scope of the plan includes five phases, Awareness, Assessment, Renovation, Validation (testing), and Implementation as defined by federal banking regulatory agencies. A project team was assigned and consists of key members of management. This team was to assess our systems and equipment and our vendors to ascertain their readiness and to develop the overall plan to bring our systems into compliance. Additionally, it was to assess the readiness of our customers and determine what risk, if any, our key customers pose to the bank with regards to their Year 200 readiness. The duties of the Vice President of Operations were realigned to serve as the Year 2000 Project Manager.

         An assessment of the impact of the year 2000 issue on the Company's computer systems has been completed. The scope of the project also includes other operational and environmental systems since they may be impacted if embedded computer chips control the functionality of those systems. From the assessment, the Company has identified and prioritized those systems deemed to be mission critical or those that have a significant impact on normal operations.

         The Company relies on third-party vendors and service providers for much of its data processing capabilities and to maintain its computer systems. Formal communications with these providers and other external counter parties were initiated in 1997 to assess the Year 2000 readiness of their products and services. Their progress in meeting their targeted schedules is being monitored continually for any indication that they may not be able to address the problems in time. Thus far, responses indicate that all of the significant providers currently have compliant versions available or are well into the renovation and testing phases with completion scheduled for sometime in 1998. However, the Company can give no guarantee that the systems of these service providers and vendors on which the Company's systems rely will be timely renovated.

         Additionally, the Company has implemented a plan to manage the potential credit risk posed by the impact of the Year 2000 issue on its major borrowing customers. Formal communications have been initiated, and the assessment was substantially completed on September 30, 1998. Loan losses attributed to the Year 2000 issue are not anticipated to be material to the Company.

         The project team feels that the Company's Year 2000 readiness project is on schedule. The following table provides a summary of the current status of the five phases involved and a projected timetable for completion.

================================================================================
PROJECT PHASE            % COMPLETED            PROJECTED COMPLETION
--------------------------------------------------------------------------------
Awareness                     100%
--------------------------------------------------------------------------------
Assessment                    100%
--------------------------------------------------------------------------------
Renovation                     85%              December 31, 1998
--------------------------------------------------------------------------------
Validation                     35%              April, 1999
--------------------------------------------------------------------------------
Implementation                 25%              June, 1999
================================================================================

         The estimated total cost of the Year 2000 project is estimated to be between $100,000 and $150,000. The total amount expended on the project through September 30, 1998, was $45,400 of which approximately $30,400 was related to the cost of replacement software. The remaining $15,000 was related to four training workshops with our data processor and Arthur Anderson, a national consulting/CPA firm, and the creation of a test bank using 5% of our data base.

         Funds have been provided from our normal operating budget and costs are expensed as they are incurred.

         The total cost to the Company of these Year 2000 readiness activities has not been, and is not anticipated to be, material to its financial position or results or operations in any given year.

         No specific other projects have been deferred due to this project. Much of the work done within this project is an acceleration of work that would have been done in the normal course of business.

         The costs and timetable in which the Company plans to complete the Year 2000 readiness activities are based on management's best estimates, which were derived using numerous assumptions of future events including the continued availability of certain resources, third-party readiness plans and other factors. The Company can make no guarantee that these estimates will be achieved and actual results could differ from such plans.

         Based upon current information related to the progress of its major vendors and service providers, management has determined that the Year 2000 issue will not pose significant operational problems for its computer systems. This determination is based on the ability of those vendors and service providers to renovate, in a timely manner, the products and services on which the Company's systems rely. However, the Company can give no guarantee that the systems of these suppliers will be renovated in a timely manner.

         Realizing that some disruption may occur despite its best efforts, the Company is in the process of developing contingency plans for each critical system in the event that one or more of those systems fail. While this is an ongoing process, the Company expects to have the plan substantially documented by June 30, 1999.

                           Part II - Other Information

         As of September 30, 1998, management is not aware of any current recommendations by regulatory authorities which, if they were to be implemented, would have or are reasonably likely to have a material adverse effect on the Company's liquidity, capital resources or operations.

Item 1  -  Legal Proceedings
           -----------------
         Not Applicable.

Item 2  -  Changes in Securities
           ---------------------
         Not Applicable.

Item 3  -  Defaults upon Senior Securities
           -------------------------------
         Not Applicable.

Item 4  -  Submission of Matters to a vote of Security Holders
           ---------------------------------------------------

         The Annual Meeting of Shareholders (the "Meeting") of FFW Corporation was held on October 27, 1998. The matters approved by shareholders at the Meeting and the number of votes cast for, against or withheld (as well as the number of abstentions and broker non-votes) as to each matter are set below:

                  PROPOSAL                                                  NUMBER OF VOTES
                  --------                                             -------------------------
                                                                       FOR              WITHHELD
                                                                       ---              --------
Election of the following Directors for a three-year term
         Nicholas M. George ...................................    1,136,777              21,726
         Joseph W McSpadden ...................................    1,136,667              21,836

                                                                       FOR              AGAINST           ABSTAIN
                                                                       ---              -------           -------
Ratification of Crowe Chizek as auditors for the fiscal
year ending June 30, 1999 .....................................    1,153,423              1,400             3,680

                                                                       FOR              AGAINST           ABSTAIN
                                                                       ---              -------           -------
Approval of the 1998 Omnibus Incentive Plan ...................      683,861            179,272           295,410



Item 5  -  Other Information

         Not Applicable

Item 6  -  Exhibits and Reports on Form 8-K

         Not Applicable

                                   SIGNATURES



Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    FFW CORPORATION
                                                    Registrant




Date:   November 13, 1998                      /S/  Nicholas M. George
        -----------------                           ------------------
                                                    Nicholas M. George
                                                    President and Chief
                                                    Executive Officer




Date:   November 13, 1998                     /S/  Roger K. Cromer
        -----------------                          -----------------
                                                   Roger K. Cromer
                                                   Treasurer and Chief Financial
                                                   Accounting Officer