Form 10QSB
period 1998-12-31
FFW CORP
filed 1999-02-16
CIK 895401

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended December 31, 1998
                                       OR

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

As of February 12, 1999 there were 1,442,032 shares of the Registrant's common stock issued and outstanding.

                                 FFW CORPORATION

                                      INDEX


PART I.     FINANCIAL INFORMATION (unaudited)

Item 1.       Consolidated Condensed Financial Statements

                  Consolidated Condensed Balance Sheets December 31, 1998 and June 30, 1998

                  Consolidated Condensed Statements of Income for the 4 three months and six months ended December 31, 1998 and 1997.

                  Consolidated Statements of Cash Flows for the six 5 months ended December 31, 1998 and 1997.

                  Notes to Consolidated Condensed Financial Statements


Item 2.       Management's Discussion and Analysis of Financial
               Condition and Results of Operations



PART II.    OTHER INFORMATION

              Signature

                                                  PART I: FINANCIAL INFORMATION
                                                         FFW CORPORATION
                                                   CONSOLIDATED BALANCE SHEETS

                                                                                                    (Unaudited)
ASSETS :                                                                                             December 31          June 30
                                                                                                       1998               1998
                                                                                                       -----              ----
         Cash and due from financial institutions ..........................................         5,024,740      $   4,023,917

         Interest-earning deposits in financial institutions - short term ..................         2,524,500            386,435
                                                                                                 -------------      -------------
                  Cash and cash equivalents ................................................     $   7,549,240      $   4,410,352
         Securities available for sale .....................................................        48,963,032         50,293,229

         Loans receivable, net of allowance for loan losses of $1,112,210 in December
                  and $982,532 in June .....................................................       147,735,685        139,393,692

         Stock in Federal Home Loan Bank, at cost ..........................................         3,282,000          2,757,200

         Accrued interest receivable .......................................................         1,485,421          1,428,927

         Premises and Equipment-net ........................................................         2,220,656          2,205,458
              Investment in limited partnership ............................................           704,991            704,990
         Other assets ......................................................................         2,387,520          2,117,415
                                                                                                 -------------      -------------

                           Total ...........................................................     $ 214,328,545      $ 203,311,263
                                                                                                 =============      =============
Assets

LIABILITIES AND SHAREHOLDERS' EQUITY:

Liabilities:
         Non-interest-bearing demand deposits ..............................................     $   8,880,211      $   6,935,426

         Savings, Now and MMDA deposits ....................................................        53,354,059         51,485,630
         Other time deposits ...............................................................        68,585,697         66,835,247
                                                                                                 -------------      -------------
                  Total ....................................................................     $ 130,819,967      $ 125,256,303
Deposits
         Federal Home Loan Bank advances ...................................................        61,500,000         56,500,000

              Obligation relative to limited partnership ...................................           131,250            300,000
         Accrued Interest Payable ..........................................................           232,957            204,036
         Accrued expenses and other ........................................................         1,845,683          1,922,197
                                                                                                 -------------      -------------
liabilities
                  Total Liabilities ........................................................     $ 194,529,857      $ 184,182,536

Shareholders' Equity:

         Preferred stock, $.01 par value, 500,000 shares authorized none issued ............              --                 --
         Common stock, $.01 par value, 2,000,000 shares authorized, 1,778,096 shares issued and 1,442,032 outstanding at December 31 1998; 1,775,096 shares
              issued and1,458,032 shares outstanding at June 30, 1998 ......................            17,781             17,751
         Additional paid-in capital ........................................................         8,916,103          8,793,133
         Retained earnings - substantially restricted ......................................        13,184,813         12,468,144
         Net unrealized depreciation on securities available for sale, net of  tax liability
                  of $569,458 on December 31, 1998 and of $489,649 on ......................           804,358
                  June 30, 1998.............................................................                              685,432
          Unearned Employee stock Ownership Plan shares ....................................          (151,747)          (151,748)

         Treasury Stock at cost, 336,064 on December 31, 1998 and 317,064 at
                  June 30, 1998 ............................................................        (2,972,620)        (2,683,985)
                                                                                                 -------------      -------------
                         Total Shareholders' equity ........................................        19,798,688         19,128,727


                           Total Liabilities and Shareholders' Equity ......................     $ 214,328,545      $ 203,311,263
                                                                                                 =============      =============

                                                        PART I: FINANCIAL INFORMATION
                                                                FFW CORPORATION
                                                        CONSOLIDATED STATEMENTS OF INCOME
                                                                  (Unaudited)


                                                                      Three Months Ended                 Six Months Ended
                                                                         December 31                       December 31
                                                                     1998           1997              1998           1997
                                                                -----------      -----------     -----------     -----------
Interest Income:

         Loans Receivable
                  Mortgage loans ..........................     $ 1,552,622      $ 1,600,395     $ 3,138,758     $ 3,181,829
                   Consumer and other loans ...............       1,613,131        1,094,804       3,082,999       2,091,341
         Securities
                  Taxable .................................         771,613          767,562       1,490,776       1,529,521
                  Nontaxable ..............................         122,117          105,097         246,714         208,506
         Other Interest-earning assets ....................          18,639           10,950          85,952          73,149
                                                                -----------      -----------     -----------     -----------
                  Total Interest Income ...................     $ 4,078,122      $ 3,578,808     $ 8,045,199     $ 7,084,346

Interest Expense :

         Deposits .........................................       1,476,148        1,365,681       2,966,800       2,752,142
         Other ............................................         924,798          743,723       1,840,122       1,418,989
                                                                -----------      -----------     -----------     -----------
                  Total Interest Expense ..................     $ 2,400,946      $ 2,109,404     $ 4,806,922     $ 4,171,131

Net Interest Income .......................................       1,677,176        1,469,404       3,238,277       2,913,215

         Provision for Loan Losses ........................         120,000           65,000         240,000         265,000
                                                                -----------      -----------     -----------     -----------

Net interest income after provision for loan losses .......       1,557,176        1,404,404       2,998,277       2,648,215

Non-interest income :

         Net gain on sale of interest-earning assets ......          71,896           26,309         102,061          42,549
         Net unrealized gain or loss on loans held for sale            --               --              --              --
         Other ............................................         305,016          225,895         584,991         443,445
                                                                -----------      -----------     -----------     -----------
                  Total Non-Interest Income ...............     $   376,912      $   252,204     $   687,052     $   485,994

                                                        PART I: FINANCIAL INFORMATION
                                                                FFW CORPORATION
                                                        CONSOLIDATED STATEMENTS OF INCOME
                                                                  (Unaudited)


                                                                      Three Months Ended                 Six Months Ended
                                                                         December 31                       December 31
                                                                     1998           1997              1998           1997
                                                                -----------      -----------     -----------     -----------

         Compensation and Benefits ........................         529,574          459,880       1,042,107         902,417
         Occupancy and equipment ..........................          91,677           81,072         185,627         161,685
         SAIF deposit insurance premiums ..................          30,376           29,993          61,468          57,157
         Other ............................................         450,792          358,570         815,212         718,368
                                                                -----------      -----------     -----------     -----------
                  Total Non-Interest Expense ..............     $ 1,102,419      $   929,515     $ 2,104,414     $ 1,839,627
                                                                -----------      -----------     -----------     -----------


Income before income taxes ................................         831,669          727,093       1,580,915       1,294,582

         Income Tax Expense ...............................         292,141          248,468         560,703         345,978
                                                                -----------      -----------     -----------     -----------

Net Income ................................................     $   539,528      $   478,625     $ 1,020,212     $   948,604
                                                                ===========      ===========     ===========     ===========

Other Comprehensive Income, Net of Tax:
               Unrealized Gain (Loss) on Securities .......        (265,911)         122,447         118,926         201,213

Comprehensive Income ......................................     $   273,617      $   601,072     $ 1,139,138     $ 1,149,817
                                                                ===========      ===========     ===========     ===========

Earnings per common and common equivalent shares :

         Basic ............................................     $       .38      $       .34     $       .71     $       .68
         Diluted ..........................................     $       .37      $       .34     $       .69     $       .66

                                              PART I: FINANCIAL INFORMATION
                                                     FFW CORPORATION
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (Unaudited)
                                                                                               Six Months Ended
                                                                                                  December 31
                                                                                           1998               1997
                                                                                           ----               ----
Cash flows from operating activities :
         Net Income ............................................................     $  1,020,212      $    948,604
         Adjustments  to  reconcile  net  income  to  net  cash  from  operating activities :

             Depreciation and amortization, net of accretion ...................          (37,059)          (38,719)
             Provision for loan losses .........................................          240,000           265,000
              Net (gains) losses on sale of :
                  Securities available for sale ................................            4,831              --
                      Loans held for sale ......................................         (106,892)          (57,372)
                  Foreclosed estate owned and repossessed assets ...............          (18,619)            4,187
             Origination of loans held for sale ................................       (6,307,139)       (3,710,838)
             Proceeds from sale of loans held for sale .........................        6,390,157         3,768,210
             ESOP expenses .....................................................          156,852            49,000
             Amortization of MRP contribution ..................................             --                --
             Net change in accrued interest receivable .........................          (56,494)         (386,607)
             Amortization of goodwill and core deposit intangibles .............           78,174            82,237
             Net change in other assets ........................................         (483,719)         (392,699)
             Net change in accrued interest payable, accrued
                  expenses and other liabilities ...............................          (75,429)        2,419,052
                                                                                     ------------      ------------
                           Total adjustments ...................................     $   (215,337)     $  2,001,451
                                                                                     ------------      ------------
                  Net cash from operating activities ...........................     $    804,875      $  2,950,055

Cash flows from investing activities :
             Net change in interest-bearing deposits in other
                  Financial institutions .......................................             --                --
             Proceeds from :
                  sales/calls of securities available for sale .................        3,001,136         8,000,000
                  sales/calls of securities held-to-maturity ...................             --                --
                  Maturities of securities available for sale ..................        4,405,000           300,000
                  Maturities of securities held-to-maturity ....................             --                --
             Purchase of :
                        Securities available for sale ..........................       (6,000,000)      (15,106,469)
                  Federal Home Loan Bank Stock .................................         (675,000)         (309,600)
             Principal collected on mortgage- backed securities ................          305,652           327,627
                                                                                                       ............
             Net change in loans receivable ....................................       (8,837,115)      (14,328,678)
                                                                                                       ............
             Net purchases premises and equipment ..............................         (110,502)         (159,583)
             Investment in limited partnership .................................         (168,750)         (187,500)
             Proceeds from sales of other real estate and
                  Repossessed assets ...........................................          428,360           155,140
                                                                                     ------------      ------------
                  Net cash from investing activities ...........................     $ (7,651,219)     $(21,309,063)

                              PART I: FINANCIAL INFORMATION
                                       FFW CORPORATION
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Continued)


                                                                     Six Months
                                                                        Ended
                                                                     December 31
                                                               1998              1997
                                                               ----              ----
Cash flows from financing activities :

            Net increase in deposits ................        5,563,664           (12,786)

            Proceeds from short-term borrowings .....       26,500,000        43,475,956
            Payment on short-term borrowings ........      (21,500,000)      (35,600,000)
            Purchase of Treasury Stock ..............         (288,634)             --

            Proceeds from exercising of stock options           15,000           103,070
            Cash dividends paid .....................         (304,798)         (258,549)
                                                          ------------      ------------

                  Net cash from financing activities      $  9,985,232      $  7,707,691


Net increase (decrease) in cash and cash equivalents      $  3,138,888      $(10,651,317)
Cash and cash equivalents at beginning of period ....     $  4,410,352      $ 17,120,614

Cash and cash equivalents at end of period ..........     $  7,549,240      $  6,469,297
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

         In the opinion of management, the Consolidated Condensed Financial Statements contain all adjustments (consisting only of normal recurring adjustments) necessary to represent fairly the financial condition of FFW Corporation as of December 31, 1998 and June 30, 1998, and the results of its operations, for the three and the six months ended December 31, 1998 and 1997. Financial Statement reclassifications have been made for the prior period to conform to classifications used as of and for the period ended December 31, 1998.

         Operating results for the three and six months ended December 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 1999.

(2)  Earnings Per Share of Common Stock

         Basic and diluted earning per share are computed under a new accounting standard effective in the quarter ended December 31, 1997. All prior amounts have been restated to be comparable. Basic earnings per share is based on net income (less preferred dividends) divided by the weighted average number of shares outstanding during the period. Diluted earnings per share shows the dilutive effect of additional common shares issuable under stock options (and convertible securities). Diluted net income per common share for the second quarter of 1998 amounted to 37 cents, up 8.8 percent from the 34 cents for the second quarter of 1997. Diluted net income per share for the first two quarters of 1998 was 69 cents, up 4.5 percent from the 66 cents for the same period a year ago.

(3)  Regulatory Capital Requirements

         Pursuant to the Financial Institution Reform, Recovery, and Enforcement Act of l989 ("FIRREA"), savings institutions must meet three separate minimum capital-to-asset requirements. The following table summarizes, as of December 31, 1998, the capital requirements for the Bank under FIRREA and its actual capital ratios. As of December 31, 1998, the Bank substantially exceeded all current regulatory capital standards.

                               Regulatory                  Actual
                           Capital Requirement       Capital (Bank Only)
                       Amount          Percent     Amount        Percent
                       ------          -------     ------        -------
                                     (Dollars in Thousands)

Risk-Based            $10,342           8.00%      $16,018        12.39%
Core Capital            6,298           3.00%       14,967         7.13%
Tangible  Capital       3,149           1.50%       14,967         7.13%

(4)  Common Stock Cash Dividends

         On November 24, 1998, the Board of Directors of FFW Corporation, declared a quarterly cash dividend of $.105 per share. The dividend was paid December 31, 1998 to shareholders of record on December 15, 1998. The payment of the cash dividend reduced shareholders' equity by $151,664.

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

Financial Condition

         The Company's total assets increased $11 million, or 5.4%, from $203.3 million at June 30, 1998 to $214.3 million at December 31, 1998. This increase was due primarily to funds generated by an increase in advances from FHLB of $5.0 million. Net loans receivables increased $8.3 million and securities available-for-sale decreased $1.3 million. Loan demand and liquidity needs may result in additional borrowings if deposits and loan growth remain at current levels.

         Total securities available-for-sale decreased $1.3 million from $50.3 million at June 30, 1998 to $49.0 million at December 31, 1998. This decrease was primarily the result of callable bonds. The available-for-sale portfolio consists primarily of municipal securities, government agencies, mortgage-backed securities and to a lesser extent mutual funds and FNMA preferred stock.

         Net loans receivable increased $8.3 million, or 6.0% from $139.4 million at June 30, 1998 to $147.7 million at December 31, 1998. The increase in the loan portfolio for the six months resulted, primarily, from an increase in non-mortgage loans of $11.9 million due to an increase in origination's. Management, consistent with its asset/liability objectives, will continue to sell all of its newly originated fixed-rate mortgage loans with terms to maturity greater than 15 years.

         Total deposits increased $ 5.6 million or 4.4% from $125.3 million at June 30, 1998 to $130.8 million at December 31, 1998. For the six months ended December 31, 1998, Non-interest bearing demand deposits increased $ 1.9 million or 28.0% and Savings, Now and MMDA accounts increased $ 1.9 million or 3.6%. Management believes that deposit growth may become more costly with the increased use of specials with higher interest rates and the competitive nature of the markets we serve.

         Total borrowed funds increased $5.0 million from $56.5 million at June 30, 1998 to $61.5 million at December 31, 1998. The increase consisted of new short term advances from the Federal Home Loan Bank of Indianapolis.

         Total shareholders' equity increased $668,000 from $19.1 million at June 30, 1998 to $19.8 million at December 31, 1998. The increase resulted from net income of $1.02 million, and an increase in the market value of investments, net of tax of $119,000 which was partially reduced by $305,000 for the payment of dividends, and $ 108,000 for the unearned employee stock ownership plans.

Results of Operations - Comparison of the three and six months ended December 31, 1998 and December 31, 1997

         General. Net income increased by $61,000 and $72,000 for the three and six months ended December 31, 1998 respectively, as compared to the three and six months ended December 31, 1997. The increase for the three and six months ended December 31, 1998 was primarily the result of increases in net interest income, and non-interest income offset by an increase in non-interest expense. All of these items are discussed in greater detail below.

         Net Interest Income. Net interest income increased $208,000 or 13.5% for the three months ended December 31, 1998 and $325,000 or 11.2% for the six months ended December 31, 1998 compared to the same in 1997. This was primarily the result of an increase in average interest-earning assets which exceeded the increase in average interest-bearing liabilities, and a corresponding increase in the spread earned.

               Interest Income. Interest income increased $499,000 and $961,000 to $4.08 million and $8.05 million for the three and six months ended December 31, 1998 respectively, as compared to the three and six months ended December 31, 1997. The increases in interest income for the three and six months ended December 31, 1998 were due to continued growth in interest-earning assets including commercial and consumer loans, as compared to the same periods ended December 31, 1997. These increased interest-earning assets are the result of competitive pricing, marketing, and the re-pricing of adjustable-rate loans and mortgage-backed securities.

         Interest Expense. Interest expense increased $292,000 and $636,000 to $2.4 million and $4.8 million for the three and six months ended December 31, 1998 respectively, as compared to the three and six months ended December 31, 1997. For the three and six months ended December 31, 1998, the increase in interest expense was due to an increase in borrowed funds and deposits outstanding as compared to the same periods in 1997. Interest rates, while remaining steady have increased the use of higher rate specials by everyone trying to attract deposits.

         Provision for Loan Losses. The provision for loan losses increased $55,000 to $120,000 for the three months ended December 31, 1998, the provision decreased $25,000 for the six months ended to $240,000 compared to the same period in 1997. The Company maintains its allowance for loan losses at a level which is deemed consistent with the level of risk in the portfolio, economic conditions, etc. there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods.

         Non-interest Income. Non-interest income for the three month periods ended December 31, 1998, and 1997 was $377,000 and $252,000, respectively, and for the six month periods was $687,000 in 1998 and $486,000 in 1997. For the six month period gain on the sale of loans increased 152.2% and deposit account fees increased by 60.0%. Management believes that with the lower interest rates we will see a increase in the gain on sales of loans to Freddie Mac for the remainder of the year as compared to last year.

         Non-Interest Expense. Non-interest expense for the three month period ended December 31, 1998, was $1.1 million an increase of 18.6% over the same period in 1997 and was $2.1 million for the six month period ended December 31, 1998, and increase of 14.39% over 1997. For the six months ended December 31, 1998, compensation and benefits increased 15.47%, occupancy and equipment increased 14.8% and miscellaneous other expense increased 13.5% compared to the same period in 1997. The increase in compensation and benefits is due to added expense from the ESOP. Depreciation on building expenses is primarily the reason for the increase in occupancy and equipment. Miscellaneous other expense is up due to increased data processing expense.

         Income Tax Expense. The provision for income taxes for the three month and six month periods ended December 31, 1998, was $292,000 and $561,000 respectively, compared to $248,000 and $346,000 for the comparable periods in 1997. The provision for income taxes for the six months ended December 31, 1998, is at a rate which management believes approximates the effective rate for the year. The increase is due to increased taxable income in 1998 compared to 1997.

         Non-Performing Assets and Allowance for Loan Losses. The allowance for loan losses is calculated based upon an evaluation of pertinent factors underlying the types and qualities of the Company's loans. Management considers such factors as the repayment status of a loan, the estimated net realizable value of the underlying collateral, the borrower's ability to repay the loan, current and anticipated economic conditions which might affect the borrower's ability to repay the loan and the Company's past statistical history concerning charge-offs. The Company's allowance for loan losses as of December 31, 1998, was $1.1 million or 0.75% of total loans. The June 30, 1998 allowance for loan losses was $983,000, or 0.7% of total loans. Total loans classified as substandard, doubtful or loss as of December 31, 1998 were $1.3 million or 0.58% of total assets. Management has considered non-performing assets and total classified assets in establishing the allowance for loan losses.

         The ratio of non-performing assets to total assets is one indicator of the exposure to credit risk. Non-performing assets of the Company consist of non-accruing loans, accruing loans delinquent 90 days or more, and foreclosed assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure.


                                               12/31/98          6/30/98

                                                  (Dollars in Thousands)

Non-Accruing Loans                                 $960           $  713
Accruing Loans Delinquent 90 days or more           ---              ---
Troubled Debt Restructurings
                                                    ---              ---
Foreclosed Assets                                   291              160
                                                -------           ------
Total Non-Performing Assets                     $ 1,251            $ 873
                                                =======           ======

Total Non-Performing Assets as a
Percentage of Total Assets                         .58%             .43%



         Total non-performing assets increased $378,000 to $1,251,000, or .58% of total assets at December 31, 1998, from $873,000 or .43% of total assets at June 30, 1998. The increase in non-performing assets was primarily due to the addition of several auto loans. Foreclosed assets increased $131,000 due to the repossession of some REO property.

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

         The Company uses its capital resources principally to meet its ongoing commitments to fund maturing certificates of deposits and loan commitments, maintain is liquidity and meet operating expenses. At December 31, 1998, the Company has commitments to originate loans totaling $1.8 million. The Company considers its liquidity and capital resources to be adequate to meet its foreseeable short- and long-term needs. The Company expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.

         Regulatory standards impose the following capital requirements: a risk-based capital standard expressed as a percent of risk-adjusted assets, a leverage ratio of core capital to total adjusted assets, and a tangible capital ratio expressed as a percent of total adjusted assets. As of December 31, 1998, the Bank exceeded all fully phased-in regulatory capital standards.

         At December 31, 1998, the Bank's tangible capital was $15.0 million, or 7.13% of adjusted total assets, which is in excess of the 1.5% requirement by $11.8 million. In addition, at December 31, 1998, the Bank had core capital of $15.0 million, or 7.13% of adjusted total assets, which exceeds the 3.0% requirement by $8.7 million. The Bank had risk-based capital of $16.0 million at December 31, 1998 or 12.4% of risk-adjusted assets which exceeds the 8.0% risk-based capital requirements by $5.7 million.

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

         In 1997, a comprehensive project plan to address the Year 2000 issue as it relates to the company's operation was developed, approved by the Board of Directors and implemented. The scope of the plan includes five phases, Awareness, Assessment, Renovation, Validation (testing), and Implementation as defined by federal banking regulatory agencies. A project team was assigned and consists of key members of management. This team was to assess our systems and equipment and our vendors to ascertain their readiness and to develop the overall plan to bring our systems into compliance. Additionally, it was to assess the readiness of our customers and determine what risk, if any, our key customers pose to the bank with regards to their Year 2000 readiness. The duties of the Vice President of Operations were realigned to serve as the Year 2000 Project Manager.

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

PROJECT PHASE                           % COMPLETED                            PROJECTED COMPLETION
--------------------------------------- -------------------------------------- -----------------------------------------
Awareness                               100%
--------------------------------------- -------------------------------------- -----------------------------------------
Assessment                              100%
--------------------------------------- -------------------------------------- -----------------------------------------
Renovation                                95%                                  March 31, 1999
--------------------------------------- -------------------------------------- -----------------------------------------
Validation                                35%                                  April 30, 1999
--------------------------------------- -------------------------------------- -----------------------------------------
Implementation                            25%                                  June 30, 1999
--------------------------------------- -------------------------------------- -----------------------------------------

         The estimated total cost of the Year 2000 project is estimated to be between $100,000 and $150,000. The total amount expended on the project through December 31, 1998, was $83,908 of which approximately $32,702 was related to the cost of replacement software. $21,671 was related to four training workshops with our data processor and Arthur Anderson, a national consulting/CPA firm, and the creation of a test bank using 5% of our data base. The remaining amount was associated with hardware upgrades and replacements.

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

                           Part II - Other Information

         As of December 31, 1998, management is not aware of any current recommendations by regulatory authorities which, if they were to be implemented, would have or are reasonably likely to have a material adverse effect on the Company's liquidity, capital resources or operations.

Item 1  -  Legal Proceedings

         Not Applicable.

Item 2  -  Changes in Securities

         Not Applicable.

Item 3  -  Defaults upon Senior Securities

         Not Applicable.

Item 4  -  Submission of Matters to a vote of Security Holders

              Not Applicable

Item 5  -  Other Information

         Not Applicable

Item 6  -  Exhibits and Reports on Form 8-K

         Not Applicable

                                   SIGNATURES



Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         FFW CORPORATION
                                         Registrant




February 12, 1999                         /S/  Nicholas  M.  George
                                          -------------------------
                                          Nicholas M. George
                                          President and Chief
                                          Executive Officer




February 12, 1999                         /S/ Roger  K.   Cromer
                                          ----------------------
                                          Roger K. Cromer
                                          Treasurer and Chief Financial
                                          Accounting Officer