Form 10QSB
period 1999-03-31
FFW CORP
filed 1999-05-13
CIK 895401

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999
                                       OR

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

As of May 10, 1999 there were 1,438,257 shares of the Registrant's common stock issued and outstanding.

                                 FFW CORPORATION

                                      INDEX





PART I.     FINANCIAL INFORMATION (unaudited)



Item 1.       Consolidated Condensed Financial Statements

                  Consolidated Condensed Balance Sheets March 31, 1999 and June 30, 1998

                  Consolidated Condensed Statements of Income for the 4 three months and nine months ended March 31, 1999 and 1998.

                  Consolidated Statements of Cash Flows for the nine months ended March 31, 1999 and 1998.

                  Notes to Consolidated Condensed Financial Statements

Item 2.       Management's Discussion and Analysis of Financial
               Condition and Results of Operations


PART II.    OTHER INFORMATION

            Signature Page

                                                   PART I: FINANCIAL INFORMATION
                                                          FFW CORPORATION
                                                    CONSOLIDATED BALANCE SHEETS

                                                                                                  (Unaudited)
ASSETS :                                                                                            March 31,          June 30
                                                                                                     1999                1998
                                                                                                 -------------      -------------
         Cash and due from financial  institutions .........................................         2,682,567      $   4,023,917
         Interest-earning deposits in financial institutions - short term ..................         5,488,261            386,435
                                                                                                 -------------      -------------
         Cash and cash equivalents .........................................................     $   8,170,828      $   4,410,352
          Securities available for sale .....................................................       52,316,864         50,293,229
         Loans receivable, net of allowance for loan losses of $1,608,314 in March
                  and $982,532 in June .....................................................       146,656,481        139,393,692
         Stock in Federal Home Loan Bank, at cost ..........................................         3,282,000          2,757,200
         Accrued interest receivable .......................................................         1,393,585          1,428,927
         Premises and Equipment-net ........................................................         2,171,318          2,205,458
         Investment in limited partnership .................................................           704,991            704,990
         Other assets ......................................................................         2,441,659          2,117,415
                                                                                                 -------------      -------------
                            Total Assets ...................................................     $ 217,137,726      $ 203,311,263
                                                                                                 =============      =============



LIABILITIES AND SHAREHOLDERS' EQUITY:

Liabilities:
         Non-interest-bearing demand deposits ..............................................     $   7,625,018      $   6,935,426
         Savings, Now and MMDA deposits ....................................................        54,013,921         51,485,630
         Other time deposits ...............................................................        70,148,778         66,835,247
                                                                                                 -------------      -------------
                  Total Deposits ...........................................................     $ 131,787,717      $ 125,256,303

         Federal Home Loan Bank advances ...................................................        63,500,000         56,500,000
               Obligation relative to limited partnership ..................................           131,250            300,000
         Accrued Interest Payable ..........................................................           753,516            204,036
         Accrued expenses and other liabilities ............................................         1,381,647          1,922,197
                                                                                                 -------------      -------------

                  Total Liabilities ........................................................     $ 197,554,130      $ 184,182,536

Shareholders' Equity:

         Preferred stock, $.01 par value, 500,000 shares authorized none issued ............              --                 --
         Common stock, $.01 par value, 2,000,000 shares authorized, 1,779,321 shares issued and 1,438,257 outstanding at March 31 1999; 1,775,096 shares
              issued and1,458,032 shares outstanding at June 30, 1998 ......................            17,793             17,751
         Additional paid-in capital ........................................................         8,976,216          8,793,133
         Retained earnings - substantially restricted ......................................        13,588,884         12,468,144
         Net unrealized depreciation on securities available for sale, net of  tax liability
                  of $142,369 on March 31, 1999 and of $489,649 on .........................           152,970
                  June 30, 1998 ............................................................              --              685,432
         Unearned Employee stock Ownership Plan shares .....................................          (102,894)          (151,748)
         Treasury Stock at cost, 341,064 on March 31, 1999 and 317,064 at
                  June 30, 1998 ............................................................        (3,049,373)        (2,683,985)
                                                                                                 -------------      -------------

                         Total Shareholders' equiity .......................................        19,583,596         19,128,727


                           Total Liabilities and Shareholders' Equity ......................     $ 217,137,726      $ 203,311,263
                                                                                                 =============      =============

                                                   PART I: FINANCIAL INFORMATION
                                                          FFW CORPORATION
                                                 CONSOLIDATED STATEMENTS OF INCOME
                                                            (Unaudited)

                                                                       Three Months Ended                   Nine Months Ended
                                                                             March 31                             March 31
                                                                      1999              1998             1999               1998
                                                                 ------------      ------------     ------------      ------------
Interest Income:

         Loans Receivable
                  Mortgage loans ...........................     $  1,494,289      $  1,616,624     $  4,633,047      $  4,798,453
                  Consumer and other loans .................        1,570,559         1,211,994        4,653,558         3,303,334
         Securities
                  Taxable ..................................          735,728           718,427        2,226,504         2,247,948
                  Nontaxable ...............................          108,784           101,516          355,498           310,022
         Other Interest-earning assets .....................           52,706            57,020          138,658           130,170
                                                                 ------------      ------------     ------------      ------------
                  Total Interest Income ....................     $  3,962,066      $  3,705,581     $ 12,007,265      $ 10,789,927

Interest Expense :
         Deposits ..........................................        1,422,219         1,406,650        4,389,019         4,158,793
         Other .............................................          857,708           772,466        2,697,829         2,191,455
                                                                 ------------      ------------     ------------      ------------
                  Total Interest Expense ...................     $  2,279,927      $  2,179,116     $  7,086,848      $  6,350,248

Net Interest Income ........................................        1,682,139         1,526,465        4,920,417         4,439,679

         Provision for Loan Losses .........................          620,000           100,000          860,000           365,000
                                                                 ------------      ------------     ------------      ------------

Net interest income after provision for loan losses ........        1,062,139         1,426,465        4,060,417         4,074,679

Non-interest income :
         Net gain on sale of interest-earning assets .......          771,062            28,545          873,122            71,094
         Net unrealized gain or loss on loans held for sale              --                --               --                --
         Other .............................................          274,506           236,960          859,497           680,406
                                                                 ------------      ------------     ------------      ------------
                  Total Non-Interest Income ................     $  1,045,568      $    265,505     $  1,732,619      $    751,500

                                                   PART I: FINANCIAL INFORMATION
                                                          FFW CORPORATION
                                                 CONSOLIDATED STATEMENTS OF INCOME
                                                            (Unaudited)
                                                            (continued)

                                                                       Three Months Ended                   Nine Months Ended
                                                                             March 31                             March 31
                                                                      1999              1998             1999               1998
                                                                 ------------      ------------     ------------      ------------
Non-Interest Expense :

         Compensation and Benefits .........................          518,289           467,161        1,560,396         1,369,579
         Occupancy and equipment ...........................           92,379            77,463          278,005           239,148
         SAIF deposit insurance premiums ...................           30,066            26,961           91,534            84,117
         Other .............................................          607,138           364,828        1,422,351         1,083,196
                                                                 ------------      ------------     ------------      ------------
                  Total Non-Interest Expense ...............     $  1,247,872      $    936,413     $  3,352,286      $  2,776,040
                                                                 ------------      ------------     ------------      ------------

Income before income taxes .................................          859,835           755,557        2,440,750         2,050,139

         Income Tax Expense ................................          306,596           257,942          867,299           603,920
                                                                 ------------      ------------     ------------      ------------


Net Income .................................................     $    553,239      $    497,615     $  1,573,451      $  1,446,219
                                                                 ============      ============     ============      ============

Other Comprehensive Income, Net of Tax:
               Unrealized Gain (Loss) on Securities ........         (651,388)          378,643         (532,462)          579,856

Comprehensive Income .......................................     ($    98,149)     $    876,258     $  1,040,989      $  2,026,075
                                                                 ============      ============     ============      ============

Earnings per common and common equivalent shares:

         Basic .............................................     $        .39      $        .35     $       1.10      $       1.04
         Diluted ...........................................     $        .39      $        .35     $       1.08      $       1.04

                                     PART I: FINANCIAL INFORMATION
                                            FFW CORPORATION
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Unaudited)

                                                                                Nine Months Ended
                                                                                   March 31
                                                                            1999              1998
                                                                       ------------      ------------
Cash flows from operating activities :

         Net Income ..............................................     $  1,573,451      $  1,446,219
         Adjustments  to  reconcile  net  income  to  net  cash
             from operating activities :
             Depreciation and amortization, net of accretion .....          (63,957)          (59,761)
             Provision for loan losses ...........................          860,000           365,000
             Net (gains) losses on sale of :
                  Securities available for sale ..................         (734,835)             --
                      Loans held for sale ........................         (138,287)          (90,779)
                  Foreclosed estate owned and repossessed assets .          (32,859)            3,775
             Origination of loans held for sale ..................      (13,240,945)       (6,425,245)
             Proceeds from sale of loans held for sale ...........       13,415,703         6,516,024
             ESOP expenses .......................................          235,706           130,603
             Amortization of MRP contribution ....................           (3,015)             --
             Net change in accrued interest receivable ...........           35,342          (174,287)
             Amortization of goodwill and core deposit intangibles          117,261           123,356
             Net change in other assets ..........................         (720,915)         (582,138)
             Net change in accrued interest payable, accrued
                  expenses and other liabilities .................          931,611         1,495,206
                                                                       ------------      ------------
                           Total adjustments .....................     $    660,810      $  1,301,754
                                                                       ------------      ------------
                  Net cash from operating activities .............     $  2,234,261      $  2,747,973

Cash flows from investing activities :

             Net change in interest-bearing deposits in other
                  Financial institutions .........................             --                --
             Proceeds from :
                  sales/calls of securities available for sale ...       11,569,123        15,000,000
                  sales/calls of securities held-to-maturity .....             --                --
                  Maturities of securities available for sale ....        9,545,000           340,000
                  Maturities of securities held-to-maturity ......             --                --
             Purchase of :
                        Securities available for sale ............      (23,879,883)      (22,379,544)
                  Federal Home Loan Bank Stock ...................         (675,000)         (309,600)
             Principal collected on mortgage- backed securities ..          433,442           491,007
             Net change in loans receivable ......................       (8,797,974)      (18,399,173)
              Net purchases premises and equipment ...............         (110,754)         (307,780)
             Investment in limited partnership ...................         (168,750)         (187,500)
             Proceeds from sales of other real estate and
                  Repossessed assets .............................          879,270           332,144
                                                                       ------------      ------------
                  Net cash from investing activities .............     $(11,205,526)     $(25,420,446)

                                     PART I: FINANCIAL INFORMATION
                                            FFW CORPORATION
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Continued)


                                                                             Nine Months Ended
                                                                                  March 31
                                                                         1999                1998
                                                                     ------------        ------------
Cash flows from financing activities :

            Net increase in deposits .........................          6,531,414           7,906,476
            Proceeds from short-term borrowings ..............         19,000,000          45,975,956
            Payment on short-term borrowings .................        (12,000,000)        (38,775,956)
            Purchase of Treasury Stock .......................           (365,387)               --
            Proceeds from exercising of stock options ........             21,125             135,320
            Cash dividends paid ..............................           (455,411)           (389,007)
                                                                     ------------        ------------
                   Net cash from financing activities ........       $ 12,731,741        $ 14,852,789

Net increase (decrease) in cash and cash equivalents .........       $  3,760,476        $ (7,819,684)
Cash and cash equivalents at beginning of period .............       $  4,410,352        $ 17,120,614

Cash and cash equivalents at end of period ...................       $  8,170,828        $  9,300,930
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

         In the opinion of management, the Consolidated Condensed Financial Statements contain all adjustments (consisting only of normal recurring adjustments) necessary to represent fairly the financial condition of FFW Corporation as of March 31, 1999 and June 30, 1998, and the results of its operations, for the three and the nine months ended March 31, 1999 and 1998. Financial Statement reclassifications have been made for the prior period to conform to classifications used as of and for the period ended March 31, 1999.

        Operating results for the three and nine months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 1999.


(2)   Earnings Per Share of Common Stock

         Basic and diluted earning per share are computed under a new accounting standard effective in the quarter ended December 31, 1997. All prior amounts have been restated to be comparable. Basic earnings per share is based on net income (less preferred dividends) divided by the weighted average number of shares outstanding during the period. Diluted earnings per share shows the dilutive effect of additional common shares issuable under stock options (and convertible securities). Diluted net income per common share for the third quarter of 1999 amounted to 39 cents, up 11.4 percent from the 35 cents for the third quarter of 1999. Diluted net income per share for the first three quarters of 1999 was $1.08, up 3.8 percent from the $1.04 for the same period a year ago.

(3)   Regulatory Capital Requirements

         Pursuant to the Financial Institution Reform, Recovery, and Enforcement Act of l989 ("FIRREA"), savings institutions must meet three separate minimum capital-to-asset requirements. The following table summarizes, as of March 31, 1999, the capital requirements for the Bank under FIRREA and its actual capital ratios. As of March 31, 1999, the Bank substantially exceeded all current regulatory capital standards.

                                 FFW CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                        Regulatory                   Actual
                                    Capital Requirement       Capital (Bank Only)
                                   ---------------------     ----------------------
                                   Amount        Percent     Amount         Percent
                                   ------        -------     ------         -------
                                               (Dollars in Thousands)
Risk-Based ................       $10,920          8.00%    $17,258          12.64%
Core Capital ..............         6,413          3.00%     15,655           7.33%
Tangible  Capital .........         3,204          1.50%     15,655           7.33%

(4)  Common Stock Cash Dividends

         On February 23, 1999, the Board of Directors of FFW Corporation, declared a quarterly cash dividend of $.105 per share. The dividend was paid March 31, 1999 to shareholders of record on March 15, 1999. The payment of the cash dividend reduced shareholders' equity by $151,139.

                                     PART II

                                 FFW CORPORATION

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


General
-------


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

Forward - Looking Statements
----------------------------


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

Financial Condition
-------------------

         The Company's total assets increased $13.8 million, or 6.8%, from $203.3 million at June 30, 1998 to $217.1 million at March 31, 1999. This increase was due primarily to funds generated by an increase in advances from FHLB of $7.0 million. Net loans receivables increased $7.3 million and securities available-for-sale increased $2 million. Loan demand and liquidity needs may result in additional borrowings if deposits and loan growth remain at current levels.

         Total securities available-for-sale increased $2 million from $50.3 million at June 30, 1998 to $52.3 million at March 31, 1999. The available-for-sale portfolio consists primarily of municipal securities, government agencies, mortgage-backed securities and to a lesser extent mutual funds and FNMA preferred stock.

         Net loans receivable increased $7.3 million, or 6.0% from $139.4 million at June 30, 1998 to $146 million at March 31, 1999. The increase in the loan portfolio for the nine months resulted, primarily, from an increase in non-mortgage loans of $13 million due to an increase in origination's. Management, consistent with its asset/liability objectives, will continue to sell all of its newly originated fixed-rate mortgage loans with terms to maturity greater than 15 years.

         Total deposits increased $ 6.5 million or 5.2% from $125.3 million at June 30, 1998 to $131.8 million at March 31, 1999. For the nine months ended March 31, 1999, Now and MMDA accounts increased $ 2.5 million or 4.9%. Other time deposits increased $3.3 million or 5.0%. Management believes that deposit growth may become more costly with the increased use of specials with higher interest rates and the competitive nature of the markets we serve.

         Total borrowed funds increased $7.0 million from $56.5 million at June 30, 1998 to $63.5 million at March 31, 1999. The increase consisted of new short term advances from the Federal Home Loan Bank of Indianapolis.

         Total shareholders' equity increased $456,000 from $19.1 million at June 30, 1998 to $19.6 million at March 31, 1999. The increase resulted from net income of $1.6 million, reduced by a decrease in the market value of investments, net of tax of $532,000 and $455,000 for the payment of dividends..

Results of Operations - Comparison of the three and nine months ended March31, 1999 and March 31, 1998

         General. Net income increased by $55,000 and $127,000 for the three and nine months ended March 31, 1999 respectively, as compared to the three and nine months ended March 31, 1998. The increase for the three and nine months ended March 31, 1999 was primarily the result of increases in net interest income, and non-interest income offset by an increase in non-interest expense. All of these items are discussed in greater detail below.

         Net Interest Income. Net interest income increased $156,000 or 10.2% for the three months ended March 31, 1999 and $481,000 or 10.8% for the nine months ended March 31, 1999 compared to the same in 1998. This was primarily the result of an increase in average interest-earning assets which exceeded the increase in average interest-bearing liabilities, and a corresponding increase in the spread earned.

               Interest Income. Interest income increased $256,000 and $1.22 million to $3.96 million and $12.01 million for the three and nine months ended March 31, 1999 respectively, as compared to the three and nine months ended March 31, 1998. The increases in interest income for the three and nine months ended March 31, 1999 were due to continued growth in interest-earning assets including commercial and consumer loans, as compared to the same periods ended
March 31, 1998. These increased interest-earning assets are the result of competitive pricing, marketing, and the re-pricing of adjustable-rate loans and mortgage-backed securities.

         Interest Expense. Interest expense increased $101,000 and $737,000 to $2.3 million and $7.09 million for the three and nine months ended March 31, 1999 respectively, as compared to the three and nine months ended March 31, 1998. For the three and nine months ended March 31, 1999, the increase in interest expense was due to an increase in borrowed funds and deposits outstanding as compared to the same periods in 1998. Interest rates, while remaining steady have increased the use of higher rate specials to attract deposits.

         Provision for Loan Losses. The provision for loan losses increased $520,000 to $620,000 for the three months ended December 31, 1999, the provision increased $495,000 for the nine months ended to $860,000 compared to the same period in 1998. The Company maintains its allowance for loan losses at a level which is deemed consistent with the level of risk in the portfolio, economic conditions, etc. there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods. The increase during the third quarter is based on increases in our substandard loan classifications.

         Non-interest Income. Non-interest income for the three month periods ended March 31, 1999, and 1998 was $1.05 million and $266,000, respectively, and for the nine month periods was $1.7 million in 1999 and $752,000 in 1998. For the nine month period, gain on the sale of interest earning assets increased 1128.1% and deposit account fees increased by 37.6%. The increase in gain on sale of interest earning assets was a redeemed mortgage back security for $724,000. Management believes that with the lower interest rates we will see an increase in the gain on sales of loans to Freddie Mac for the remainder of the year as compared to last year.

         Non-Interest Expense. Non-interest expense for the three month period ended March 31, 1999, was $1.2 million an increase of 33.3% over the same period in 1998 and was $3.4 million for the nine month period ended March 31, 1999, and increase of 20.7% over 1998. For the nine months ended March 31, 1999, compensation and benefits increased 13.9%, occupancy and equipment increased 16.25% and miscellaneous other expense increased 33.2% compared to the same period in 1998. The increase in compensation and benefits is due to added expense from the ESOP. Depreciation on building expenses is primarily the reason for the increase in occupancy and equipment. Miscellaneous other expense is up due to increased data processing expense, and non loan charge off expense.

         Income Tax Expense. The provision for income taxes for the three month and nine month periods ended March 31, 1999, was $307,000 and $867,000 respectively, compared to $258,000 and $604,000 for the comparable periods in 1998. The provision for income taxes for the nine months ended March 31, 1999, is at a rate which management believes approximates the effective rate for the year. The increase is due to increased taxable income in 1999 compared to 1998.

         Non-Performing Assets and Allowance for Loan Losses. The allowance for loan losses is calculated based upon an evaluation of pertinent factors underlying the types and qualities of the Company's loans. Management considers such factors as the repayment status of a loan, the estimated net realizable value of the underlying collateral, the borrower's ability to repay the loan, current and anticipated economic conditions which might affect the borrower's ability to repay the loan and the Company's past statistical history concerning charge-offs. The Company's allowance for loan losses as of March 31, 1999, was $1.6 million or 1.08% of total loans. The June 30, 1998 allowance for loan losses was $983,000, or 0.7% of total loans. Total loans classified as substandard, doubtful or loss as of March 31, 1999 were $1.2 million or 0.55% of total assets. Management has considered non-performing assets and total classified assets in establishing the allowance for loan losses.

         The ratio of non-performing assets to total assets is one indicator of the exposure to credit risk. Non-performing assets of the Company consist of non-accruing loans, accruing loans delinquent 90 days or more, and foreclosed assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure.

                                                    3/31/99         6/30/98
                                                    -------         -------
                                                     (Dollars in Thousands)
Non-Accruing Loans                                    $270             $713
Accruing Loans Delinquent 90 days or more ......       --               --
Troubled Debt Restructurings ...................       --
Foreclosed Assets ..............................       493              160
Total Non-Performing Assets ....................      $763             $873
Total Non-Performing Assets as a
Percentage of Total Assets .....................       .35%             .43%


         Total non-performing assets decreased $110,000 to $763,000, or .35% of total assets at March 31, 1999, from $873,000 or .43% of total assets at June 30, 1998. The decrease in non-performing assets was primarily due to loan payoffs and principal repayments on previously non-performing loans during the quarter. Foreclosed assets increased $333,000 due to the repossession of some REO property.

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

         The Company uses its capital resources principally to meet its ongoing commitments to fund maturing certificates of deposits and loan commitments, maintain is liquidity and meet operating expenses. At March 31, 1999, the Company has commitments to originate loans totaling $1.6 million. The Company considers its liquidity and capital resources to be adequate to meet its foreseeable short- and long-term needs. The Company expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.

         Regulatory standards impose the following capital requirements: a risk-based capital standard expressed as a percent of risk-adjusted assets, a leverage ratio of core capital to total adjusted assets, and a tangible capital ratio expressed as a percent of total adjusted assets. As of March 31, 1999, the Bank exceeded all fully phased-in regulatory capital standards.

         At March 31, 1999, the Bank's tangible capital was $15.7 million, or 7.33% of adjusted total assets, which is in excess of the 1.5% requirement by $12.5 million. In addition, at March 31, 1999, the Bank had core capital of $15.7 million, or 7.33% of adjusted total assets, which exceeds the 3.0% requirement by $9.2 million. The Bank had risk-based capital of $17.2 million at March 31, 1999 or 12.64% of risk-adjusted assets which exceeds the 8.0% risk-based capital requirements by $6.3 million.

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

         The Company relies on third-party vendors and service providers for much of its data processing capabilities and to maintain its computer systems. Formal communications with these providers and other external counter parties were initiated in 1997 to assess the Year 2000 readiness of their products and services. Their progress in meeting their targeted schedules is being monitored continually for any indication that they may not be able to address the problems in time. Thus far, responses indicate that all of the significant providers currently have compliant versions available or are well into the renovation and testing phases with completion scheduled for sometime in 1998. However, the Company can give no guarantee that the systems of these service providers and vendors on which the Company's systems rely will be timely renovated. Therefore, the Company is requesting an updated status from our service providers at least quarterly through 1999.

         Additionally, the Company has implemented a plan to manage the potential credit risk posed by the impact of the Year 2000 issue on its major borrowing customers. Formal communications have been initiated, and the assessment was substantially completed on September 30, 1998. Follow-up letters and phone calls, at least quarterly, will be an on-going process in 1999 with the medium and high risk customers. Loan losses attributed to the Year 2000 issue are not anticipated to be material to the Company.

         The project team feels that the Company's Year 2000 readiness project is on schedule. The following table provides a summary of the current status of the five phases involved and a projected timetable for completion.

PROJECT PHASE          % COMPLETED         PROJECTED COMPLETION
-------------          -----------         --------------------
Awareness                   100%
Assessment                  100%
Renovation                  100%
Validation                   90%                  June 30, 1999
Implementation               90%                  June 30, 1999

         The estimated total cost of the Year 2000 project is estimated to be between $100,000 and $150,000. The total amount expended on the project through March 31, 1999 is $88,263 of which $25,000 was related to four training workshops with our data processor and Arthur Anderson, a national consulting/CPA firm, and the creation of a test bank using 5% of our data base. And $36,412 was associated with the cost of replacement software, and $25,825 involved hardware upgrades and replacement of 23 computers with the remaining $1,026 used to initiate our Customer awareness Program.

         First Federal Savings Bank began a Customer Awareness Program in March of 1999. A brochure on Y2K was produced by First Federal and mailed to all demand deposit customers with their statements, returned with mail payment books, certificate of deposit notices, etc., and placed in all lobbies for distribution to customers. Additional brochures and a Y2K lobby promotion is currently being planned for August and September, 1999.

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

                           Part II - Other Information
                           ---------------------------

         As of December 31, 1998, management is not aware of any current recommendations by regulatory authorities which, if they were to be implemented, would have or are reasonably likely to have a material adverse effect on the Company's liquidity, capital resources or operations.

Item 1  -  Legal Proceedings
           -----------------

         Not Applicable.

Item 2  -  Changes in Securities
           ---------------------

         Not Applicable.

Item 3  -  Defaults upon Senior Securities
           -------------------------------

         Not Applicable.

Item 4  -  Submission of Matters to a vote of Security Holders
           ---------------------------------------------------

              Not Applicable

Item 5  -  Other Information
           -----------------

         Not Applicable

Item 6  -  Exhibits and Reports on Form 8-K
           --------------------------------

         Not Applicable

                                   SIGNATURES



Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 FFW CORPORATION
                                                    Registrant




May 12, 1999                                     /S/Nicholas M. George
                                                 ---------------------
                                                 Nicholas M. George
                                                 President and Chief
                                                 Executive Officer




May 12, 1999                                     /S/Roger K. Cromer
                                                 ------------------
                                                 Roger K. Cromer
                                                 Treasurer and Chief
                                                 Financial
                                                 Accounting Officer