Form 10KSB
period 1999-06-30
FFW CORP
filed 1999-10-13
CIK 895401

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended June 30, 1999 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from to

                         Commission File Number 0-21170

                                 FFW CORPORATION
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

          Delaware                                       35-1875502
-----------------------------------         ------------------------------------
(State or other  jurisdiction of            (IRS Employer Identification No.)
 incorporation  or organization)

1205 N. Cass Street, Wabash, Indiana                                  46992-1027
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:          (219) 563-3185
                                                   -----------------------------

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None
                                      ----

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.01 per share
                     ---------------------------------------
                                (Title of class)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X . NO ___.

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State  the  issuer's   revenues  for  its   most  recent  fiscal  year:
$18,041,945.

         The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and asked prices of such stock on the Nasdaq System as of September 15, 1999, was $15.5 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

         As of September 15, 1999, there were issued and outstanding 1,438,449 shares of the Registrant's Common Stock.


                       DOCUMENTS INCORPORATED BY REFERENCE

         Part II of Form 10-KSB - Portions of the Annual Report to Stockholders for the fiscal year ended June 30, 1999.

         Part III of Form 10-KSB - Proxy Statement for 1999 Annual Meeting of Stockholders.

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

         At June 30, 1999, the Company had $217.5 million of assets and shareholders' equity of $19.4 million (or 8.92% of total assets).

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

         The principal business of the Bank consists of attracting retail deposits from the general public and investing those funds primarily in one- to four-family residential mortgage and consumer (primarily automobile) loans, and, to a lesser extent, commercial and multi-family real estate, construction and commercial business loans primarily in the Bank's market area. The Bank also purchases mortgage-backed securities and invests in U.S. Government and agency obligations and other permissible investments. At June 30, 1999, all of the Bank's real estate mortgage loans (excluding mortgage-backed securities) were secured by properties located in Indiana.

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

         The Bank offers a variety of accounts having a wide range of interest rates and terms. The Bank's deposits include passbook accounts, money market savings accounts, NOW, money market checking and regular checking accounts, and certificate accounts with terms of three to sixty months. The Bank solicits deposits in its primary market area. The Bank also has, from time to time, borrowed funds, both in the form of Federal Home Loan Bank ("FHLB") advances and by entering into repurchase agreements. At June 30, 1999, the Bank had FHLB advances totaling $66.3 million.

         FirstFed Financial of Wabash, Inc. During fiscal 1993, the Company acquired FirstFed Financial of Wabash, Inc. ("FirstFed") from the Bank. FirstFed offers insurance products, including life insurance, mutual funds, annuity and brokerage services through a registered broker dealer. FirstFed, which is located in Wabash, Indiana was incorporated in 1989. FirstFed had net income of approximately $51,000 for the fiscal year ended June 30, 1999.

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

         The Company does not undertake, and specifically declines any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

         Wabash County is served by Conrail and the Norfolk Southern railroads, and also has a local municipal airport. Ft. Wayne, Indiana, 45 miles to the northeast, has a commercial airport served by two major airlines and several commuter affiliates. Wabash County has a mixed agriculture and industrial economy. Several major employers in Wabash County are suppliers to the automotive industry. Wabash County also has Manchester College, a four-year private undergraduate institution, and the Wabash County Hospital, a facility with 135 beds. Major manufacturing employers in Wabash County include: Jefferson Smurfitt; Eaton Corporation; Ford Meter Box

Company, Inc.; GenCorp Automotive; Heckman Bindery; Hiz Inc.; Blue Sky, Inc.; United Technologies, Inc.; Wabash Alloys; Cast Molding Industries, Inc.; and Wabash Magnetics.

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

         The Bank also originates consumer (including automobile), commercial and multi-family real estate, commercial business, and residential construction loans in its primary market area. At June 30, 1999, the Bank's net loan portfolio totaled $151.5 million.

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

         The following schedule presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between changes related to higher or lower outstanding balances and changes due to the levels and changes in interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to
(i) changes in volume (i.e., changes in volume multiplied by old rate) and (ii) changes in rate (i.e., changes in rate multiplied by old volume). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

                                                                                  Year Ended June 30,
                                                       -----------------------------------------------------------------------------
                                                              1999 vs. 1998                                  1998 vs. 1997
                                                       -------------------------------------   -------------------------------------
                                                                Increase                               Increase
                                                               (Decrease)                             (Decrease)
                                                                 Due to              Total              Due to             Total
                                                       ----------------------       Increase     --------------------     Increase
                                                        Volume         Rate        (Decrease)     Volume        Rate     (Decrease)
                                                       --------      --------     ------------   --------     -------   ------------
                                                                                   (Dollars in Thousands)
Interest-earning assets:
 Loans receivable(1)...........................         $1,720         $(321)      $1,399       $1,738          $94       $1,832
 Securities....................................            450          (117)         333          393           98          491
 Mortgage-backed securities....................           (159)         (102)        (261)         (45)          26          (19)
 Interest-bearings deposits in other financial
      institutions.............................           (151)          143           (8)          79          (18)          61
                                                        ------        ------       ------       ------         ----       ------
Total interest-earning assets..................         $1,860         $(397)      $1,463       $2,165         $200       $2,365
                                                        ======        ------       ======       ======         ====       ------

Interest-bearing liabilities:
 Money market accounts.........................            (13)           14            1          $18         $---          $18
 NOW accounts..................................             (6)           21           15           53           (5)          48
 Passbook Savings accounts.....................             96           (70)          26           85          (40)          45
 Certificates of deposit.......................            297          (158)         139          744           (6)         738
 FHLB Advances.................................            724          (130)         594          483           13          496
                                                        ------        ------         ----       ------        -----       ------
Total interest bearing liabilities.............         $1,098         $(323)        $775       $1,383         $(38)      $1,345
                                                        ======        ======         ----       ======        =====       ------

Net interest income............................                                      $688                                 $1,020
                                                                                     ====                                 ======

-------------------

(1)      Includes the impact of non-accruing loans and loan fees.

         Loan Portfolio Composition. The following table contains information concerning the composition of the Bank's loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees, cost and discounts and allowances for loan losses) as of the dates indicated.

                                                                                 June 30,
                                      ----------------------------------------------------------------------------------------------
                                                  1999                            1998                              1997
                                      ----------------------------- -------------------------------- -------------------------------
                                         Amount          Percent       Amount            Percent         Amount           Percent
                                      ------------- --------------- -------------   ---------------- --------------  ---------------
                                                                          (Dollars in Thousands)
Real Estate Loans:
 One- to four-family..................   $ 67,825         44.34%      $ 70,243             49.64%        $ 64,921           56.21%
 Commercial and multi-family..........      9,342          6.11          7,272              5.14            6,426            5.56
 Construction.........................        899           .59          3,991              2.82            2,974            2.58
                                         --------        ------       --------           -------         --------          ------
    Total real estate loans...........     78,066         51.04         81,506             57.60           74,321           64.35
                                         --------        ------       --------            ------         --------          ------

Other Loans:
 Consumer Loans:
  Deposit account.....................        504           .33            475               .34              451             .39
  Automobile..........................     36,334         23.75         33,814             23.90           22,625           19.59
  Home equity and improvement.........     10,394          6.80          9,105              6.43            6,970            6.03
  Manufactured home...................        249           .16            301               .21              350             .30
  Other...............................      3,621          2.37          3,348              2.37            3,972            3.44
                                         --------        ------       --------           -------         --------          ------
    Total consumer loans..............     51,102         33.41         47,043             33.25           34,368           29.75
                                         --------        ------       --------            ------         --------          ------
 Commercial business loans............     23,781         15.55         12,945              9.15            6,813            5.90
                                         --------        ------       --------           -------         --------          ------

  Total other loans...................     74,883         48.96         59,988             42.40           41,181           35.65
                                         --------        ------       --------            ------         --------          ------
    Total loans.......................    152,949        100.00%       141,494            100.00%         115,502          100.00%
                                         --------        ======                           ======                           ======
Less:
 Loans in process.....................        444                        1,716                              1,134
 Deferred fees, cost and discounts....       (609)                        (599)                              (363)
 Allowance for loan losses............      1,623                          983                                572
                                         --------                     --------                           --------
    Total loans, net..................   $151,491                     $139,394                           $114,159
                                         ========                     ========                           ========

                                                           6

         The following table shows the composition of the Bank's loan portfolio by fixed and adjustable-rate at the dates indicated.

                                                                                          June 30,
                                                  ----------------------------------------------------------------------------------
                                                            1999                           1998                      1997
                                                  --------------------------  --------------------------- --------------------------
                                                      Amount      Percent          Amount       Percent      Amount        Percent
                                                  ------------ -------------  -------------- ------------ ------------- ------------
                                                                                  (Dollars in Thousands)
Fixed-Rate Loans:
Real Estate:
 One- to four-family.............................    $16,976       11.10%         $17,492       12.36%       $ 8,588         7.43%
 Commercial and multi-family.....................      6,671        4.36            2,307        1.63          1,676         1.45
 Construction....................................        705         .46            2,110        1.49          1,222         1.06
                                                     -------      ------          -------      ------        -------        -----
     Total real estate loans.....................     24,352       15.92           21,909       15.48         11,486         9.94
                                                     -------      ------          -------      ------        -------        -----

Consumer.........................................     45,140       29.51           42,370       29.94         31,222        27.03
Commercial business..............................      6,853        4.48            5,540        3.92          2,921         2.53
                                                     -------      ------          -------      ------        -------        -----
     Total fixed-rate loans......................     76,345       49.91           69,819       49.34         45,629        39.50
                                                     -------      ------          -------      ------        -------        -----
Adjustable-Rate Loans:
 Real estate:
  One- to four-family............................     50,849       33.24           52,751       37.28         56,333        48.77
  Commercial and multi-family....................      2,671        1.75            4,965        3.51          4,750         4.11
  Construction...................................        194         .13            1,881        1.33          1,752         1.52
                                                     -------                      -------      ------        -------        -----
     Total real estate loans.....................     53,714       35.12           59,597       42.12         62,835        54.40
                                                     -------      ------          -------      ------        -------        -----

 Consumer........................................      5,962        3.90            4,673        3.30          3,146         2.73
                                                                  ------
 Commercial business.............................     16,928       11.07            7,405        5.24          3,892         3.37
                                                     -------      ------          -------      ------        -------        -----
     Total adjustable-rate loans.................     76,604       50.09           71,675       50.66         69,873        60.50
                                                     -------      ------          -------      ------        -------        -----

     Total loans.................................    152,949      100.00%         141,494      100.00%       115,502       100.00%
                                                                  ======                       ======                      ======
Less:
----
 Loans in process................................        444                        1,716                      1,134
 Deferred fees, cost and discounts...............       (609)                        (599)                      (363)
 Allowance for loan losses.......................      1,623                          983                        572
                                                    --------                      -------                   --------
     Total loans, net............................   $151,491                     $139,394                   $114,159
                                                    ========                     ========                   ========

         The following schedule illustrates the interest rate sensitivity of the Bank's loan portfolio (including non-accruing loans) at June 30, 1999. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                                              Real Estate
                               --------------------------------------------------------------------------

                                 One- to four-family          Commercial              Construction
                               ------------------------ ----------------------- -------------------------
                                             Weighted                Weighted                 Weighted
                                             Average                 Average                  Average
                                  Amount       Rate       Amount       Rate        Amount       Rate
                               ----------- ----------- ---------- -------------- ----------- ------------
                                                         (Dollars in Thousands)
  Due During
 Years Ending
   June 30,

2000..........................    $   678     8.50%       $   93      8.75%        $500        8.12%
2001 - 2004...................      2,035     8.50           280      9.25          399        8.75
2005 and following............     65,112     8.22         8,969      9.05          ---         ---
                                   ------     ----         -----      ----       ------       -----
                                  $67,825     8.23%       $9,342      9.05%        $899        8.40%
                                   ======                  =====                    ===

                                                             Commercial
                                     Consumer                 Business                  Total
                               ---------------------- ------------------------- --------------------
                                           Weighted                 Weighted
                                            Average                 Average
                                Amount       Rate        Amount       Rate       Amount      Percent
                               --------- ------------ ----------- ------------- ---------- ---------

  Due During
 Years Ending
   June 30,
2000.......................... $ 3,577      9.30%       $ 9,988        8.84%    $  14,836     9.70%
2001 - 2004...................  39,144      8.55          6,183        8.40        48,041    31.41
2005 and following............   8,381      8.35          7,610        9.01        90,072    58.89
                               -------      ----        -------        ----      --------    -----
                               $51,102      8.57%       $23,781        8.78%     $152,949   100.00%
                                ======                   ======                   =======

         The total amount of loans due after June 30, 2000 which have fixed interest rates is $67.2 million, while the total amount of loans due after such dates which have floating or adjustable interest rates is $70.9 million.

         One- to Four-Family Residential Mortgage Lending. Residential loan originations of this type are generated by the Bank's marketing efforts, its present and walk-in customers, and referrals from real estate agents and builders. The Bank focuses its lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences. At June 30, 1999, the Bank's one- to four-family residential mortgage loans totaled $67.8 million, or approximately 44.3% of the Bank's total gross loan portfolio.

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

         The Bank currently offers one-, three-, five-, and seven-year ARM loans with an interest rate margin generally 275 basis points over the one year Treasury rates. These loans have a fixed-rate for the stated period and, thereafter, such loans adjust annually. These loans provide for up to a 200 basis points annual cap and a lifetime cap of 600 basis points over the initial rate. Under the current ARM program, such loans will never adjust more than 150 basis points below the initial rate. Depending on whether a one-, three-, five-, or seven-year loan is selected, per-year and lifetime caps will range from 100 to 200 basis points, and 300 to 600 basis points. As a consequence of using an initial fixed-rate, caps and floor, the interest rates on these loans may not be as rate sensitive as is the Bank's cost of funds. The Bank's ARM loans do not permit negative amortization of principal.
The Bank qualifies borrowers at the fully indexed rate.

         Due to consumer demand, the Bank also offers fixed-rate 10- through 15-year and 15- through 30-year mortgage loans, most of which conform to the secondary market standards of Freddie Mac. Interest rates charged on these fixed-rate loans are competitively priced according to market conditions.
Residential loans generally do not include prepayment penalties. Most of the fixed-rate loans with maturities of 15 to 30 years are sold in the secondary market. The Bank generally retains servicing rights on such loans. Generally, the Bank will retain fixed-rate loans with maturities of 15 years or less in its portfolio. The Bank reserves the right to discontinue, adjust or create new lending programs to respond to its needs and to competitive factors.

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

The Bank originates consumer loans on both a direct and indirect basis. Direct loans are made when the Bank extends credit directly to the borrower. Indirect loans are obtained when the Bank purchases loan contracts from retailers of goods or services which have extended credit to their customers. The only indirect lending by First Federal began in the early 1980s, and is with selected automobile and boat dealers located in the Bank's primary market and surrounding areas. The Bank underwrites each indirect loan in accordance with its normal consumer loan standards. At June 30, 1999, the Bank's consumer loan portfolio totaled $51.1 million, or 33.4% of its total gross loan portfolio.

         Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles or mobile homes. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At June 30, 1999, $92,000 or approximately 0.18% of the consumer loan portfolio was non-performing. There can be no assurance that delinquencies will not increase in the future.

         The largest component of First Federal's consumer loan portfolio consists of automobile loans. At June 30, 1999, automobile loans totaled $36.3 million, or approximately 23.8% of the Bank's gross loan portfolio.

         Loans secured by second mortgages, together with loans secured by all prior liens, are currently limited to 100% or less of the appraised value of the property securing the loan. Generally, such loans have a maximum term of up to 20 years. As of June 30, 1999, home equity and home improvement loans, most of which are secured by second mortgages, amounted to $10.4 million, or 6.8% of the Bank's gross loan portfolio.

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

         Construction Lending. The Bank engages in limited amounts of construction lending to individuals for the construction of their residences as well as to builders for the construction of single family homes in the Bank's primary market area and surrounding areas. At June 30, 1999, the Bank had $899,000 of gross construction loans, most of which were to borrowers who intended to live in the properties upon completion of construction.

         Construction loans to individuals for their residences are structured to be converted to permanent loans at the end of the construction phase, which typically runs for six months. During the construction phase, the borrower pays interest only. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans.

         Construction loans to builders of one- to four-family residences require the payment of interest only for up to 12 months. In most cases, these loans carry adjustable interest rates. At June 30, 1999, the Bank had $194,000 in construction loans outstanding to builders.

         Construction lending generally affords the Bank an opportunity to receive interest at rates higher than those obtainable from permanent residential loans and to receive higher origination and other loan fees. In addition, construction loans are generally made with adjustable rates of interest or for relatively short terms. Nevertheless, construction lending is generally considered to involve a higher level of credit risk than one- to four-family residential lending due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on development projects, real estate developers and managers. In addition, the nature of these loans is such that they are more difficult to evaluate and monitor. Finally, the risk of loss on construction loans is dependent largely upon the accuracy of the initial estimate of the individual property's value upon completion of the project and the estimated cost
(including interest) of the project. If the cost estimate proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the project. At June 30, 1999, the Bank had no construction loans outstanding which were over thirty days delinquent.

         Commercial and Multi-Family Real Estate Lending. The Bank has also engaged in limited commercial and multi-family real estate lending in the Wabash market area and surrounding areas and has purchased participation interests in loans from other financial institutions throughout Indiana and neighboring jurisdictions. At June 30, 1999, the Bank had $9.3 million of commercial and multi-family real estate loans, which represented 6.1% of the Bank's total gross loan portfolio. The largest commercial or multi-family real estate loan outstanding at June 30, 1999 was $630,000, which was performing in accordance with its repayment terms. At June 30, 1999, all of the Bank's commercial and multi-family real estate loan portfolio was secured by properties located in Indiana.

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

         Commercial Business Lending. The Bank began increasing its commercial loan portfolio last year due to the addition of a commercial loan officer. At June 30 1999, approximately $23.8 million, or 15.6% of the Bank's total gross loan portfolio was comprised of commercial loans.

         Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which, in turn, is likely to be dependent upon the general economic environment). The Bank's commercial business loans are usually, but not always, secured by business assets. However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. At June 30, 1999, First Federal's commercial business loan portfolio was performing substantially in accordance with its repayment terms.

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

         The following table sets forth information concerning delinquent mortgage and other loans at June 30, 1999. The amounts presented represent the total remaining principal balances of the related loans, rather than the actual payment amounts which are overdue.

                                                           Loans Delinquent For:
                           ---------------------------------------------------------------------------------
                                 30-59 Days                  60-89 Days               90 Days and Over        Total Delinquent Loans
                           -------------------------- -------------------------- --------------------------- -----------------------
                                             Percent                    Percent                    Percent                   Percent
                                             of Loan                    of Loan                    of Loan                   of Loan
                           Number   Amount  Category  Number  Amount   Category  Number   Amount  Category  Number  Amount  Category
                           ------- -------- --------- ------ -------- --------- -------- ------- ---------- ------ -------- --------
                                                                      (Dollars in Thousands)
Real Estate:
  One- to four-family......    7    $ 190     0.28%     6      $282      0.42%   ---       $---       ---%    13     $  472    0.70%
  Commercial and
   Multi-Family............    2       84     0.90    ---       ---       ---    ---                  ---      2         84    0.90
  Construction.............  ---      ---      ---    ---       ---       ---    ---        ---       ---    ---        ---     ---
Consumer...................  111      877     1.72     23       188      0.36    ---        ---       ---    134      1,065    2.08
Commercial business........   13      785     3.30      3        81      0.34    ---        ---       ---     16        866    3.64
                                    -----     ----             ----      ----               ---       ---             -----    ----

     Total delinquent loans  133   $1,936     1.27%    32      $551      0.36%   ---       $---       ---%   165    $ 2,487   1.63%
                                    =====     ====              ===      ====               ===       ===             =====   ====

         The ratio of delinquent loans to total loans (net), was 1.63% at June 30, 1999.

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

                                                                         June 30
                                                     ----------------------------------------------
                                                           1999           1998            1997
                                                     -------------- -------------- ----------------

                                                             (Dollars in Thousands)
Non-accruing loans:
  One- to four-family............................         $   1            $521         $   ---
  Commercial and multi-family real estate........           317             ---
  Consumer.......................................            92             193             248
                                                           ----            ----            ----
         Total non-accruing loans................           410             714             248
                                                            ---            ----             ---

Foreclosed and repossessed assets:
  One- to four-family............................           274             ---             ---
  Commercial and multi-family real estate........           101             101             ---
  Consumer.......................................            57              58              33
                                                           ----           -----           -----
         Total foreclosed assets.................           432             159              33
                                                            ---            ----           -----

Troubled debt restructurings.....................           ---             ---             ---

Total non-performing assets......................          $842           $ 873            $281
                                                            ===           =====            ====
Total as a percentage of total assets............          0.39%           0.43%           0.16%
                                                           ====            ====            ====

         For the fiscal year ended June 30, 1999, gross interest income which would have been recorded had the non-accruing loans been current amounted to $16,000. The amount that was included in interest income on such loans was $18,000 for the fiscal year ended June 30, 1999.

         Non-Performing Assets. Included in non-accruing loans at June 30, 1999 were 15 consumer loans totaling $92,000 secured by property including automobiles, manufactured homes and other collateral. Foreclosed and repossessed assets included automobiles and commercial property totaling $158,000 at June 30, 1999.

         Other Loans of Concern. In addition to the non-performing loans and foreclosed and repossessed assets set forth in the preceding table, as of June 30, 1999 there was also an aggregate of $1.9 million in net book value of loans classified by the Bank with respect to the majority of which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. The principal components of loans of concern are 132 consumer loans aggregating $1.1 million, five one- to four-family loans aggregating $344,000 and three commercial loans aggregating $460,000 at June 30, 1999.

         As of June 30, 1999, there were no other loans not included on the foregoing table or discussed above where known information about the possible credit problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

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

         In accordance with its classification of assets policy, the Bank regularly reviews the loans in its portfolio to determine whether any loans require classification. On the basis of management's review of its assets, at June 30, 1999, the Bank had classified a total of approximately $543,000 of its assets as substandard, $72,000 as doubtful, $46,000 as loss, and $1.3 million special mention. At June 30, 1999, total classified and non-performing assets comprised $2.8 million, or 17.3% of the Bank's capital, or 1.3% of the Bank's total assets.

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

         Although management believes that it uses the best information available to determine the allowances, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Bank's allowances will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. At June 30, 1999, the Bank had a total allowance for loan losses of $1.6 million or 1.06% of total loans, net. See Note 4 of the Notes to Consolidated Financial Statements in the Annual Report to Stockholders (the "Annual Report"), attached hereto as Exhibit 13.

         The following table sets forth an analysis of the Bank's allowance for loan losses.

                                                                                             Year Ended June 30
                                                                               ---------------------------------------
                                                                                      1999         1998          1997
                                                                               --------------- ------------ ----------
                                                                                          (Dollars in Thousands)

Balance at beginning of period................................................        $983          $572         $553

Charge-offs:
 One- to four-family..........................................................          26           ---            3
 Consumer.....................................................................         439           285          181
 Commercial Business..........................................................         ---            47          ---
                                                                                     -----          ----        -----
                                                                                       465           332          184
Recoveries:
 Consumer.....................................................................          95            38           83
 Commercial and multi-family real estate......................................         ---           ---          ---
                                                                                       ---         -----      -------
                                                                                        95            38           83

Net charge-offs...............................................................         370           294          101
Additions charged to operations...............................................       1,010           705          120
                                                                                     -----         =====        -----
Balance at end of period......................................................      $1,623          $983         $572
                                                                                     =====          ====         ====

Ratio of net charge-offs during the period to
  average loans outstanding during the period.................................        0.25%         0.23%        0.09%
                                                                                      ====          ====         ====

         The distribution of the Bank's allowance for loan losses at the dates indicated is summarized as follows:

                                                                              June 30,
                                             -----------------------------------------------------------------------------
                                                       1999                    1998                     1997
                                             ----------------------- ------------------------ ----------------------------
                                                           Percent                  Percent                  Percent
                                                          of Loans                 of Loans                 of Loans
                                                           in Each                  in Each                  in Each
                                                          Category                 Category                 Category
                                                          to Total                 to Total                  to Total
                                               Amount       Loans       Amount       Loans       Amount       Loans
                                             ----------  ----------- -----------  ----------- ------------  ------------
                                                                       (Dollars in Thousands)
One- to four-family.........................       $113       44.34%      $105        49.64%      $  95        56.21%
Commercial and multi-family
   real estate..............................        225        6.11        230         5.14          70         5.56
Construction................................        ---        0.59         28         2.82          25         2.58
Consumer....................................        700       33.41        445        33.25         325        29.75
Commercial business.........................        405       15.55        165         9.15          50         5.90
Unallocated.................................        180         ---         10          ---           7          ---
                                                 ------      ------       ----       ------        ----       ------
     Total..................................     $1,623      100.00%      $983       100.00%       $572       100.00%
                                                  =====      ======       ====       ======        ====       ======

Investment Activities

         First Federal must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Bank has generally maintained its liquid assets above the minimum requirements imposed by the OTS regulations and at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. As of June 30, 1999, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 12.05%. See "Regulation - Liquidity."

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

         Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"), requires that securities and mortgage-backed securities be classified as held to maturity, available for sale or trading purposes. Under SFAS No. 115, securities that the Company has the positive intent and ability to hold until maturity are classified as held to maturity and are reported at amortized cost. Securities classified as available for sale are those the Company may sell in response to liquidity needs, for asset/liability management purposes and other reasons and are reported at fair value. Unrealized gains and losses on securities available for sale are reported as a separate component of equity, net of tax. Trading securities are those which are purchased for sale in the near future and are reported at fair value. Unrealized gains and losses on trading securities are included in income. Transfers between categories are accounted for as sales and repurchases at fair value. For any sales or transfers of securities classified as held to maturity, the cost basis, the realized gain or loss, and the circumstances leading to the decision to sell are required to be disclosed. At the time of purchase of new securities, management of the Company makes a determination as to the appropriate classification of securities as available for sale or held to maturity. At June 30, 1999, the Company had no securities classified as held to maturity and $51.0 million classified as available for sale including mortgage-backed securities. No securities were held for trading purposes on such date.

         Securities. It is the Company's general policy to purchase securities which are U.S. Government securities and federal agency obligations, state and local government obligations, commercial paper, short-term corporate debt securities and overnight federal funds. At June 30, 1999, the weighted average term to maturity or repricing of the investment securities portfolio, excluding the FHLB, Fannie Mae stock and other equity securities available for sale, was
8.2 years.

         OTS regulations restrict investments in corporate debt and equity securities by the Bank. These restrictions include prohibitions against investments in the debt securities of any one issuer in excess of 15% of the Bank's unimpaired capital and unimpaired surplus as defined by federal regulations, which totaled $16.8 million as of June 30, 1999, plus an additional 10% if the investments are fully secured by readily marketable collateral. See "Regulation - Federal Regulation of Savings Associations" for a discussion of additional restrictions on the Bank's investment activities.

         The  following  table  sets  forth  the  composition  of the  Company's
securities  portfolio  excluding   mortgage-backed   securities,  at  the  dates
indicated.

                                                                              June 30,
                                                  ------------------------------------------------------------------
                                                          1999                 1998                      1997
                                                  --------------------- ----------------------- --------------------
                                                   Carrying     % of      Carrying      %of       Carrying    % of
                                                    Value       Total                   Total                 Total
                                                  ---------- --------- ------------- ----------- ---------- --------
                                                                         (Dollars in Thousands)
Securities available for sale:
  Federal agency obligations.....................     23,187         53.01    13,186         37.94      5,980       24.93
  Commercial notes and commercial paper..........        237          0.54       242          0.70        246        1.02
  State and local government obligations.........      8,343         19.08     9,102         26.19      7,413       30.91
  Other equity securities........................      8,569         19.59     9,468         27.24      7,948       33.14
                                                   ---------        ------ ---------       --------  --------     -------
    Total securities available for sale..........     40,336         92.22    31,998         92.07     21,587       90.00
                                                    --------         -----  --------       -------   --------     -------
  FHLB stock.....................................      3,401          7.78     2,757          7.93      2,398       10.00
                                                   ---------       ------- ---------      ---------  --------     -------
    Total securities.............................    $43,737        100.00%  $34,755        100.00%   $23,985     100.00%
                                                     =======        ======   =======        ======    =======     ======

Weighted average remaining life or term to
   repricing, excluding FHLB stock and other
   equity  securities available for sale.........    8.2 yrs.                6.8 yrs.                 3.9 yrs.


Other Interest-Earning Assets:
  Interest-earning deposits with banks...........  $     188                $    386                  $15,500
                                                   =========                ========                  =======

         The composition and maturities of the securities  portfolio,  excluding
mortgage-backed   securities,  FHLB  of  Indianapolis  stock  and  other  equity securities, are indicated in the following table.

                                                                   June 30, 1999
                              ---------------------------------------------------------------------------------------
                               Less Than        1 to 5        5 to 10          Over                Total
                                  1 Year         Years         Years         10 Years            Securities
                              --------------- ------------- -------------- ------------- -------------- -------------
                                 Amortized      Amortized      Amortized     Amortized      Amortized       Market
                                   Cost            Cost          Cost          Cost           Cost          Cost
                              --------------- ------------- -------------- ------------- --------------- ------------
                                                             (Dollars in Thousands)
Federal agency
 obligations.................    $      ---         $4,998       $16,500         $2,344        $23,842       $23,187
Commercial notes and
  commercial paper...........           235            ---           ---            ---            235           237
State and local
 government obligations......         1,386          3,444           512          3,036          8,378         8,343
                                    -------        -------     ---------        -------       --------       -------

Total debt securities........        $1,621         $8,442       $17,012         $5,380        $32,455       $31,767
                                     ======         ======       =======         ======        =======       =======

Weighted average yield(1)....         6.24%          5.61%         6.51%          6.59%          6.28%
-----------------------

(1) Yields reflected have not been computed on a tax equivalent basis.

         Except for obligations of state and local governments, the Company's securities portfolio at June 30, 1999 contained neither tax-exempt securities nor securities of any issuer with an aggregate book value in excess of 10% of the Company's shareholders' equity, excluding those issued by the United States Government, or its agencies.

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

         The following table sets forth the amortized cost of the Company's mortgage-backed securities at the dates indicated.

                                                                        June 30,
                                                        -----------------------------------------
                                                            1999          1998          1997
                                                        ----------- --------------- -------------
                                                                     (In thousands)

Fannie Mae.............................................     $     283     $     454     $     546
Ginnie Mae.............................................        10,290        16,490        16,737
Freddie Mac............................................           103           137           177
Other Mortgage-backed Securities(1)....................           ---           471           758
                                                         ------------    ----------    ----------
    Total..............................................       $10,676       $17,552       $18,218
                                                              =======       =======       =======

--------------------------------
(1) The June 30, 1997 principal balance and amortized cost of other mortgage-backed securities included an adjustment of $318,900 to reflect an other than temporary decline in the fair value of a security collateralized by multi-family mortgage obligations with underlying collateral primarily located in Southern California. During 1998 this security was sold and a gain on sale of $264,028 was recognized. The decline in the fair value of the security was due to increased loan delinquencies, a decline in the cash reserve fund and losses incurred on foreclosed real estate which resulted in downgrades in the security's rating by various independent rating agencies. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report.

         The following table sets forth the contractual maturities of the Company's mortgage-backed securities based on amortized cost at June 30, 1999. Not considered in the preparation of the table below is the effect of prepayments, periodic principal repayments and the adjustable-rate nature of these instruments.

                                                                          Due in
                                                       -----------------------------------------------    June 30,
                                                                                                           1999
                                                        5 Years    5 to 10     10 to 20    Over 20        Balance
                                                        or Less     Years       Years       Years       Outstanding
                                                       ---------- ---------- ------------ ------------ ------------
                                                                          (Dollars In Thousands)
Fannie Mae............................................    $ ---     $  ---       $283        $   ---      $   283
Ginnie Mae............................................        1         20         22         10,247       10,290
Freddie Mac...........................................      ---         53        ---             50          103
                                                          -----      -----      -----        -------      -------
     Total............................................    $   1       $ 73       $305        $10,297      $10,676
                                                          =====       ====       ====        =======      =======
Weighted average yield................................    8.00%      7.85%      6.46%          6.72%        6.72%

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

         Deposits. First Federal offers a variety of deposit accounts having a wide range of interest rates and terms. The Bank's deposits consist of passbook savings accounts, money market savings accounts, NOW, money market checking and regular checking accounts, and certificate accounts ranging in terms from 91 days to 60 months. The Bank only solicits deposits from its market area and currently does not use brokers to obtain deposits. The Bank relies primarily on competitive pricing policies, advertising and customer service to attract and retain these deposits.

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

         The following table sets forth the savings flows at the Bank during the periods indicated.

                                                               Year Ended June 30,
                                            --------------------------------------------------
                                                   1999            1998            1997
                                            --------------- ------------------ ---------------
                                                          (Dollars in Thousands)
Opening balance...........................        $125,256         $116,118        $  92,490
Purchased deposits........................             ---              ---           17,133
Net deposits..............................             246            4,535            2,470
Interest credited.........................           4,899            4,603            4,025
                                                 ---------      -----------      -----------
Ending balance............................        $130,401         $125,256         $116,118
                                                  ========         ========         ========
Net increase..............................       $   5,145       $    9,138        $  23,628
                                                 =========       ==========        =========
Percent increase..........................           4.11%            7.87%           25.55%
                                                     ====             ====            =====

         The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by the Bank at the dates indicated.

                                                                          June 30,
                                      ----------------------------------------------------------------------------------
                                                1999                        1998                        1997
                                      ---------------------------- ------------------------- ---------------------------
                                                       Percent                    Percent                     Percent
                                         Amount       of Total        Amount      of Total      Amount        of Total
                                      -----------  --------------- ------------ ------------ -------------- ------------
                                                                     (Dollars in Thousands)
Interest Rate Range:

Passbook Accounts....................     $45,653        35.01%    $  44,249         35.32%     $  42,063       36.22%
Demand accounts(1)...................       8,171         6.26         6,935          5.54          5,751        4.95
Money Market Accounts................         568         0.44         1,217           .97          2,182        1.88
NOW Accounts.........................       6,640         5.09         6,020          4.81          6,285        5.41
                                                                   ---------       -------      ---------

Total Non-Certificates...............      61,032        46.80        58,421         46.64         56,281       48.46
                                           ------        -----      --------       -------      ---------     -------

 Certificates:
 0.00 -  3.99%.......................         ---        ---             ---         ---                1         .01
 4.00 -  5.99%.......................      53,305        40.88        37,894         30.25         34,029       29.31
 6.00 -  7.99%.......................      16,064        12.32        28,722         22.94         25,589       22.03
 8.00 -  9.99%.......................         ---        ---             219           .17            218         .19
                                        ---------      -------     ---------      --------      ---------     -------
Total Certificates...................      69,369        53.20        66,835         53.36         59,837       51.54
                                        ---------      -------     ---------       -------      ---------     -------
Total Deposits.......................    $130,401       100.00%     $125,256        100.00%      $116,118      100.00%
                                         ========       ======      ========        ======       ========      ======

(1) Non-interest-bearing accounts.

         The following table shows rate and maturity information for the Bank's certificates of deposit as of June 30, 1999.


                                               4.00-         6.00-                   Percent
                                               5.99%         7.99%       Total      of Total
                                           ------------ ------------- ---------- ---------------
                                                          (Dollars in Thousands)

Certificate accounts maturing in quarter ending:

September 30, 1999.........................      $ 9,786       $4,476     $14,262           20.56%
December 31, 1999..........................       10,812        2,625      13,437           19.37
March 31, 2000.............................        4,292        2,900       7,192           10.37
June 30, 2000..............................       15,135        2,033      17,168           24.75
September 30, 2000.........................        4,398          499       4,897            7.06
December 31, 2000..........................        1,260          412       1,672            2.41
March 31, 2001.............................        1,227           84       1,311            1.89
June 30, 2001..............................          796          650       1,446            2.08
September 30, 2001.........................          842          307       1,149            1.65
December 31, 2001..........................          388          443         831            1.20
March 31, 2002.............................          222          339         561            0.81
June 30, 2002..............................          183          129         312            0.45
Thereafter.................................        3,964        1,167       5,131            7.40
                                                --------    ---------       -----            ----
     Total.................................      $53,305      $16,064     $69,369          100.00%
                                                 =======      =======     =======          ======

Percent of total...........................       76.84%       23.16%     100.00%
                                                  =====        =====      ======

         The following table indicates the amount of the Bank's certificates of deposit and other deposits by time remaining until maturity as of June 30, 1999.


                                                                                Maturity
                                                     ------------------------------------------------------
                                                                     Over        Over
                                                      3 months      3 to 6      6 to 12          Over
                                                       or Less      Months       Months        12 Months      Total
                                                     ----------- ------------ ------------ ---------------- ---------
                                                                           (In Thousands)

Certificates of deposit less than $100,000.......      $11,396       $ 8,096      $17,015       $15,214      $51,721

Certificates of deposit of $100,000 or more......        2,668         2,765        7,044         2,096       14,573

Public funds(1)..................................          198         2,576          301           ---        3,075
                                                     ---------      --------    ---------   -----------    ---------

Total certificates of deposit....................      $14,262       $13,437      $24,360       $17,310      $69,369
                                                       =======       =======      =======       =======      =======

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

         First Federal's borrowings historically have consisted of advances from the FHLB of Indianapolis upon the security of a blanket collateral agreement of a percentage of unencumbered loans. Such advances can be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At June 30, 1999, the Bank had $65.9 million in FHLB advances, and a $1.0 million overdraft line of credit was available from the FHLB.

         From time to time, First Federal has entered into repurchase agreements through a nationally recognized broker-dealer firm. These agreements are accounted for as borrowings by the Bank and are secured by certain of the Bank's securities. The broker-dealer takes possession of the securities during the period that the repurchase agreement is outstanding. The terms of the agreements have typically ranged from 30 days to a maximum of six months. The proceeds of these transactions are used to meet cash flow needs of the Bank. At June 30, 1999, the Bank had no repurchase agreements outstanding.

         The following table sets forth the maximum month-end balance and average balance of FHLB advances and line of credit from the FHLB and securities sold under agreements to repurchase at the dates indicated.

                                                                                Year Ended June 30,
                                                                    ------------------------------------------
                                                                         1999           1998           1997
                                                                    ------------ ----------------- -----------
                                                                              (Dollars in Thousands)
Maximum Balance:
FHLB advances and line of credit.................................        $66,300       $51,500        $44,800
Securities sold under agreements to repurchase...................            ---           ---            ---

Average Balance:
FHLB advances and line of credit.................................         62,106        49,543         41,470
Securities sold under agreements to repurchase...................            ---           ---            ---

Average Rate Paid On:
FHLB advances and line of credit.................................          5.73%         5.98%          5.95%
Securities sold under agreements to repurchase...................            ---           ---            ---

         The following table sets forth the Bank's borrowings at the dates indicated.

                                                                             Year Ended June 30,
                                                                   ------------------------------------------
                                                                       1999          1998           1997
                                                                   ------------ -------------- --------------
                                                                            (Dollars in Thousands)
FHLB advances and line of credit.................................        $66,300       $51,500        $44,800
Due to brokers...................................................            ---         5,000            ---
                                                                     -----------      --------    -----------
    Total borrowings.............................................        $66,300       $56,500        $44,800
                                                                         =======       =======        =======

Subsidiary Activities

         As a federally chartered savings association, First Federal is permitted by OTS regulations to invest up to 2% of its assets, or $4.3 million at June 30, 1999, in the stock of, or loans to, service corporation subsidiaries. First Federal may invest an additional 1% of its assets in service corporations where such additional funds are used for inner city or community development purposes. In addition to investments in service corporations, federal associations are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities which a federal association may engage in directly. First Federal had no subsidiaries at June 30, 1999.

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

         All savings associations are subject to a semi-annual assessment, based upon the association's total assets, to fund the operations of the OTS. The Bank's OTS assessment for the fiscal year ended June 30, 1999 was approximately $55,000.

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

         In addition, the investment, lending and branching authority of the Bank is prescribed by federal laws, and it is prohibited from engaging in any activities not permitted by such laws. For instance, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal associations in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the OTS. Federal savings associations are also generally authorized to branch nationwide. At June 30, 1999, First Federal was in compliance with each of the noted restrictions.

         The Bank's general permissible lending limit for loans-to-one borrower is the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At June 30, 1999, the Bank's lending limit under this restriction was approximately $2.5 million. First Federal is in compliance with the loans-to-one borrower limitation.

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

         The FDIC's deposit insurance premiums are assessed through a risk-based system, under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period. As of June 30, 1999, the Bank met the requirements of a well- capitalized institution.

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

         Effective January 1, 1997, the premium schedule for BIF and SAIF insured institutions ranged from 0 to 27 basis points. However, SAIF-insured institutions are required to pay a Financing Corporation (FICO) assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s, equal to approximately 6.48 basis points for each $100 in domestic deposits, while BIF-insured institutions pay an assessment equal to approximately 1.52 basis points for each $100 in domestic deposits. The assessment is expected to be reduced to 2.43 basis points no later than January 1, 2000, when BIF insured institutions fully participate in the assessment. These assessments, which may be revised based upon the level of BIF and SAIF deposits will continue until the bonds mature in the year 2015.

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

         The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with this requirement. At June 30, 1999, First Federal did not have any unamortized purchased mortgage servicing rights, but did have certain intangible assets related to the purchase of the branch in South Whitley, Indiana.

         The OTS regulations establish special capitalization requirements for savings associations that own subsidiaries. As of June 30, 1999, the Bank had no subsidiaries.

         At June 30, 1999, the Bank had tangible capital of $15.3 million, or 7.1% of adjusted total assets, which is approximately $12.0 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

         The capital standards also require core capital equal to at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At June 30, 1999 the Bank had certain intangible assets related to the branch purchase which were subject to these tests.

         At June 30, 1999, the Bank had core capital equal to $15.3 million, or 7.1% of adjusted total assets, which is $8.8 million above the minimum leverage ratio requirement of 3% as in effect on that date.

         The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At June 30, 1999, First Federal had no capital instruments that qualify as supplementary capital and $1.6 million of general loss reserves, which was less than 1.25% of risk-weighted assets.

         Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. First Federal had no such exclusions from capital and assets at June 30, 1999.

         In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100% based on the risk inherent in the type of asset. For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan to value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the Fannie Mae or Freddie Mac.
         OTS regulations also require that every savings association with more than normal interest rate risk exposure to deduct from its total capital, for purposes of determining compliance with such requirement, an amount equal to 50% of its interest-rate risk exposure multiplied by the present value of its assets. This exposure is a measure of the potential decline in the net portfolio value of a savings association, greater than 2% of the present value of its assets, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline). Net portfolio value is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The rule will not become effective until the OTS evaluates the process by which savings associations may appeal an interest rate risk deduction determination. It is uncertain as to when this evaluation will be completed. Any savings association with less than $300 million in assets and a total capital ratio in excess of 12% is exempt from this requirement unless the OTS determines otherwise. Based on its asset size and total capital ratio at June 30, 1999, the Bank anticipates that it will be exempt from this rule.

         On June 30, 1999, the Bank had total risk-based capital of $16.8 million (including $15.3 million in core capital and $1.5 million in qualifying supplementary capital) and risk-weighted assets of $136.1 million (including, converted off-balance sheet assets); or total capital of 12.4% of risk-weighted assets. This amount was $5.9 million above the 8.0% requirement in effect on that date.

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

         Penalties may be imposed upon associations for violations of the liquid asset ratio requirement. At June 30, 1999, the Bank was in compliance with the requirement with an overall liquid asset ratio of 12.1%.

         Qualified Thrift Lender Test. All savings associations, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. At June 30, 1999, the Bank met the test and has always met the test since its effectiveness.

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

         Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the OTS. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must be made on substantially the same terms and conditions as loans to unaffiliated persons. At June 30, 1999, the Bank was in compliance with the above restrictions.

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

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At June 30, 1999, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "- Liquidity."

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

         As a member, First Federal is required to purchase and maintain stock in the FHLB of Indianapolis. At June 30, 1999, First Federal had $3.4 million in FHLB stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB stock. Over the past five fiscal years such dividends have averaged 8.0% and were 8.0% for the fiscal year ended June 30, 1999.

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

         For the year ended June 30, 1999, dividends paid by the FHLB of Indianapolis to First Federal totaled $259,000 and was approximately $209,000 in fiscal year 1998. The $259,000 dividend received for the fiscal year ended June 30, 1999 reflects an annualized rate of 8.0%.

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

         A portion of the Bank's reserves for losses on loans may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of June 30, 1999, the Bank's Excess for tax purposes totaled approximately $1.2 million.

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

         At June 30, 1999, the Company and its affiliates had a total of 62 employees, including 12 part-time employees. The Company's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

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

         Roger K. Cromer, age 34, is Treasurer and Chief Financial Officer of the Company and First Federal, positions he has held since October 1998. Mr. Cromer is responsible for all accounting and investment functions. Prior ro joining First Federal, Mr. Cromer was employed by 1st Source Corporation located in South Bend, Indiana from 1988 to 1998 in a variety of positions, including Accounting Manager from 1995 to 1998.

Item 2.           Description of Property

         The Bank conducts its business at its main office and three other locations in its primary market area. The Bank owns all of its offices. The total net book value of the Bank's premises and equipment (including land, buildings and furniture, fixtures and equipment) at June 30, 1999 was $2.1 million. See Note 6 of Notes to Consolidated Financial Statements in the Annual Report attached as Exhibit 13. The following table sets forth information relating to each of the Bank's offices as of June 30, 1999.

                                             Date              Total Approximate
            Location                       Acquired             Square Footage
--------------------------------------------------------------------------------
Main Office:                                 1982                 10,185(1)
1205 N. Cass Street
Wabash, Indiana

500 S. Huntington                            1977                 2,400(2)
Syracuse, Indiana(2)

1306 Street Road 114 West N.                 1968                 1,325
Manchester, Indiana

105 E. Columbia Street                       1997                 5,300(4)
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

Item 4.          Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 1999.

                                     PART II

Item 5.          Market for Common Equity and Related Stockholder Matters

         Page 35 of the attached 1999 Annual Report to Stockholders is herein incorporated by reference.

Item 6.          Management's Discussion and Analysis or Plan of Operation

         Pages 5 through 13 of the attached 1999 Annual Report to Stockholders are herein incorporated by reference.

Item 7.           Financial Statements

         The following information appearing in the Company's Annual Report to Stockholders for the year ended June 30, 1999, is incorporated by reference in this Annual Report on Form 10-KSB as Exhibit 13.

                                                                  Pages in
                                                                   Annual
Annual Report Section                                              Report

Report of Independent Auditors....................................   14

Consolidated Balance Sheets as of June 30, 1999 and 1998..........   15

Consolidated Statements of Income
Years Ended June 30, 1999, 1998 and 1997..........................   16

Consolidated Statement of Changes in Shareholders' Equity
Years Ended June 30, 1999, 1998 and 1997..........................   17

Consolidated Statements of Cash Flows
Years Ended June 30, 1999, 1998 and 1997..........................   18

Notes to Consolidated Financial Statements........................19 to 33

         With the exception of the aforementioned information, the Company's Annual Report to Stockholders for the year ended June 30, 1999, is not deemed filed as part of this Annual Report on Form 10-KSB.


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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act


Directors

         Information concerning Directors of the Company is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in October 1999, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive Officers

         Information regarding the business experience of the executive officers of the Company and the Bank contained in Part I of this Form 10-KSB is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of the Company's Common Stock (or any other equity securities, of which there is none), to file with the SEC initial reports of ownership and reports of changes in ownership of the Company's Common Stock. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended June 30, 1999, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with except that Mr. George and Mr. Frank inadvertently failed to timely file Form 4s to report one transaction each. Mr. George and Mr. Frank reported their transactions on Form 4s dated July 28, 1999.

Item 10.          Executive Compensation

         Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in October 1999, a copy of which will be filed not later than 120 days after the close of the fiscal year.




Item 11.          Security Ownership of Certain Beneficial Owners and Management

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in October 1999, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.          Certain Relationships and Related Transactions

         Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in October 1999, a copy of which will be filed not later than 120 days after the close of the fiscal year.

                                                      PART IV

Item 13.          Exhibits and Reports on Form 8-K

         (a)  Exhibits

         See Index to Exhibits.

         (b)  Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     FFW CORPORATION



Date:       October 12, 1999         By:    /s/ Nicholas M. George
         ----------------------             -----------------------
                                            NICHOLAS M. GEORGE
                                            (Duly Authorized Representative)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Wayne W. Rees                           /s/ Nicholas M. George
------------------------------------        ------------------------------------
WAYNE W. REES, Chairman of the              NICHOLAS M. GEORGE, President,
Board and Secretary                         Chief Executive Officer and Director
                                             (Principal Executive and Operating
                                              Officer)

Date:     October 12, 1999                  Date:     October 12, 1999
         ---------------------------                 ---------------------------



/s/ Joseph W. McSpadden                     /s/ Stanley Myers
------------------------------------        ------------------------------------
JOSEPH W. MCSPADDEN, Director               STANLEY MYERS, Director

Date:     October 12, 1999                  Date:      October 12, 1999
         ---------------------------                  --------------------------



/s/ Ronald D. Reynolds                      /s/ Thomas L. Frank
------------------------------------        ------------------------------------
RONALD D. REYNOLDS, Director                THOMAS L. FRANK, Director


Date:     October 12, 1999                  Date:      October 12, 1999
         ---------------------------                  --------------------------

/s/ Roger K. Cromer
------------------------------------
ROGER K. CROMER, Chief
Financial Officer (Principal
Financial and Accounting Officer)

Date:     October 12, 1999
         ---------------------------

                                          Index to Exhibits

                                                                                               Reference to
                                                                                               Prior Filing
     Regulation S-B                                                                             or Exhibit
        Exhibit                                                                                   Number
         Number                             Document                                         Attached Hereto
    ---------------      -----------------------------------------------                    ------------------
   3(i)                  Articles of Incorporation, including amendments                            *
                         thereto

   3(ii)                 By-Laws                                                                    *

   4                     Instruments defining the rights of security                                *
                         holders, including debentures

   10                    Executive Compensation Plans and Arrangements
                         (a)  Employment Contract between Nicholas                                  *
                              George and the Bank

                         (b)  Employment Contract between Roger K.                                 10(b)
                              Cromer and the Bank

                         (c)  1992 Stock Option and Incentive Plan                                  *

                         (d)  Management Recognition and Retention Plan                             **

                         (e)  1998 Omnibus Incentive Plan                                          ***

11                       Statement re:  computation of per share earnings                          ****

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

-----------------------
* Filed as an Exhibit to the Company's Form S-1 Registration Statement filed on December 21, 1992 (File No. 33-56110) pursuant to Section 5 of the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.
** Filed as Exhibit 10-1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1994 (File No. 0-21170). This previously filed document is hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.
***        Filed as an Exhibit to the Company's  Definitive  Proxy  Statement on
           Schedule 14A on September 25, 1998 (File No. 0-21170). This previously filed document is hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.
**** See Note 2 of Notes to Consolidated Financial Statements included in the Annual Report to Security Holders under Exhibit 13.