Form 10QSB
period 1999-09-30
FFW CORP
filed 1999-11-15
CIK 895401

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999
                                       OR

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

As of November 9, 1999, there were 1,416,763 shares of the Registrant's common stock issued and outstanding.

                                 FFW CORPORATION

                                      INDEX

PART I. FINANCIAL INFORMATION (unaudited)                               PAGE NO.


Item 1.   Consolidated Condensed Financial Statements

              Consolidated Condensed Balance Sheets September 30, 1999       3
              and June 30, 1999

              Consolidated  Condensed  Statements  of Income for the three   4
              months ended September 30, 1999 and 1998.

              Consolidated Statements of Cash Flows for the three            5
              months ended September 30, 1999 and 1998.

              Notes to Consolidated Condensed Financial Statements           7


Item 2.   Management's Discussion and Analysis of Financial                  8
           Condition and Results of Operations



PART II.OTHER INFORMATION

          Signature Page                                                    14

                          PART I: FINANCIAL INFORMATION
                                 FFW CORPORATION

                                                 CONSOLIDATED BALANCE SHEETS

                                                                                            (Unaudited)
ASSETS :                                                                                    September 30         June 30
                                                                                                1999               1999
                                                                                           -------------      -------------
         Cash and due from financial institutions                                              5,395,516      $   4,650,866
         Interest-earning deposits in financial institutions - short term                      3,798,675            188,369
                  Cash and cash equivalents                                                $   9,194,191      $   4,839,235
         Securities available for sale                                                        50,626,888         51,028,563
         Loans receivable, net of allowance for loan losses of $1,652,513
                  in September and $1,623,293 in June                                        152,385,959        151,491,090
         Stock in Federal Home Loan Bank, at cost                                              3,400,900          3,400,900
         Accrued interest receivable                                                           1,468,319          1,616,479
         Premises and Equipment-net                                                            2,094,256          2,124,656
              Investment in limited partnership                                                  626,087            626,087
         Other assets                                                                          2,039,739          2,361,884
                                                                                           -------------      -------------
                           Total Assets                                                    $ 221,836,339      $ 217,488,894
                                                                                           =============      =============
LIABILITIES AND SHAREHOLDERS' EQUITY:

Liabilities:
         Non-interest-bearing demand deposits                                              $   8,844,843          8,171,372
         Savings, Now and MMDA deposits                                                       53,219,549         52,860,423
         Other time deposits                                                                  73,450,436         69,369,558
                  Total Deposits                                                             135,514,828        130,401,353
         Federal Home Loan Bank advances                                                      65,877,262         66,300,388
              Obligation relative to limited partnership                                          75,000             75,000
         Accrued Interest Payable                                                                823,757            196,256
         Accrued expenses and other liabilities                                                  730,387          1,159,057

                  Total Liabilities                                                          203,021,234        198,132,054

Shareholders' Equity:
         Preferred stock, $.01 par value, 500,000 shares authorized none issued                     --                 --
         Common stock, $.01 par value, 2,000,000 shares authorized, 1,790,453 shares issued and 1,417,263 outstanding at September, 30 1999; 1,785,288 shares
              issued and 1,441,224 shares outstanding at June 30, 1999                            17,905             17,853
         Additional paid-in capital                                                            9,072,882          8,965,882
         Retained earnings - substantially restricted                                         14,332,121         13,970,694
              Accumulated other comprehensive income                                          (1,049,705)          (455,386)
          Unearned Employee stock Ownership Plan shares                                          (52,331)           (52,331)
          Treasury Stock at cost, 373,250 on September 30, 1999 and 344,064 at
                  June 30, 1998                                                               (3,505,767)        (3,089,872)
                         Total Shareholders' equity                                           18,815,105         19,356,840


                           Total Liabilities and Shareholders' Equity                      $ 221,836,339        217,488,894
                                                                                           =============      =============

                          PART I: FINANCIAL INFORMATION
                                 FFW CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                     Three Months Ended
                                                                       September 30
                                                                    1999             1998
                                                                -----------      -----------
Interest Income:
         Loans Receivable
                  Mortgage loans                                $ 1,448,176      $ 1,586,136
                  Consumer and other loans                        1,763,937        1,469,869
         Securities
                  Taxable                                           771,092          719,162
                  Nontaxable                                        112,634          124,597
         Other Interest-earning assets                               32,807           67,313
                                                                -----------      -----------
                  Total Interest Income                         $ 4,128,646      $ 3,967,077

Interest Expense :
         Deposits                                                 1,456,162        1,490,653
         Other                                                      910,309          915,323
                                                                -----------      -----------
                  Total Interest Expense                        $ 2,366,471      $ 2,405,976

Net Interest Income                                               1,762,175        1,561,101
         Provision for Loan Losses                                  135,000          120,000
                                                                -----------      -----------

Net interest income after provision for loan losses               1,627,175        1,441,101

Non-interest income :
         Net (loss) on sale of interest-earning assets              (33,550)          30,165
         Net unrealized gain or loss on loans held for sale            --               --
         Other                                                      305,771          279,974
                                                                -----------      -----------
                  Total Non-Interest Income                     $   272,221      $   310,139

Non-Interest Expense :
         Compensation and Benefits                                  543,410          512,532
         Occupancy and equipment                                     94,786           93,950
                Data Processing Expnese                             107,561           79,194
         Other                                                      321,014          316,319
                                                                -----------      -----------
                  Total Non-Interest Expense                    $ 1,066,771      $ 1,001,995
                                                                -----------      -----------

Income before income taxes                                          832,625          749,245
         Income Tax Expense                                         298,584          268,562
                                                                -----------      -----------

Net Income                                                      $   534,041      $   480,683
                                                                ===========      ===========

Earnings per common and common equivalent shares :
         Basic                                                  $       .37      $       .34
         Diluted                                                $       .37      $       .33

                          PART I: FINANCIAL INFORMATION
                                 FFW CORPORATION

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)

                                                                                          Three Months Ended
                                                                                               September 30
                                                                                         1999             1998
                                                                                     -----------      -----------
Cash flows from operating activities :
         Net Income                                                                  $   534,041      $   480,683
         Adjustments  to  reconcile  net  income  to  net  cash  from  operating activities :
             Depreciation and amortization, net of accretion .                            (3,970)         (10,704)
             Provision for loan losses                                                   135,000          120,000
             Net (gains) losses on sale of :
                  Securities available for sale                                           34,207           11,882
                      Loans held for sale                                                   (657)         (42,047)
                  Foreclosed estate owned and repossessed assets                         (10,506)          (6,060)
             Origination of loans held for sale                                         (132,000)      (3,612,131)
             Proceeds from sale of loans held for sale                                   132,657        3,664,510
             ESOP expenses                                                                79,710           78,426
             Net change in accrued interest receivable and other
                      assets                                                            (275,216)        (337,889)
             Amortization of goodwill and core deposit intangibles ..                     39,087           39,087
             Net change in accrued interest payable, accrued
                  expenses and other liabilities                                       1,085,143          726,872
                                                                                     -----------      -----------
                           Total adjustments                                         $ 1,083,455      $   631,946
                                                                                     -----------      -----------
                   Net cash from operating activities                                $ 1,617,496      $ 1,112,629

Cash flows from investing activities :
             Proceeds from :
                  sales/calls of securities available for sale                         2,980,940          801,136
                  Maturities of securities available for sale                            415,000        4,000,000
             Purchase of :
                        Securities available for sale                                 (3,997,786)      (6,000,000)
                  Federal Home Loan Bank Stock                                                 0         (675,000)
             Principal collected on mortgage- backed securities                           84,832          169,657
             Net change in loans receivable                                           (1,109,119)      (6,812,718)
             Net purchases premises and equipment                                        (17,891)         (57,705)
             Investment in limited partnership                                                 0         (112,500)
             Proceeds from sales of other real estate and

                  Repossessed assets                                                     229,759          118,384
                                                                                    -----------      -----------
                 Net cash from investing activities                                 $(1,414,265)     $(8,568,746)

                          PART I: FINANCIAL INFORMATION
                                 FFW CORPORATION

                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                        (Continued)

                                                                Three Months Ended
                                                                    September 30,
                                                               1999             1998
                                                           ------------      ------------
Cash flows from financing activities :
            Net increase in deposits                         5,113,475           841,282
            Proceeds from short-term borrowings              7,662,781        12,000,000
            Payment on short-term borrowings                (8,085,907)       (5,000,000)
            Purchase of Treasury Stock                        (415,895)         (153,753)
            Proceeds from exercising of stock options           49,885              --
            Cash dividends paid                               (172,614)         (153,134)
                                                          ------------      ------------
                   Net cash from financing activities     $  4,151,725      $  7,534,395

Net increase (decrease) in cash and cash equivalents         4,354,956      $     78,278
Cash and cash equivalents at beginning of period             4,839,235      $  4,410,352

Cash and cash equivalents at end of period                $  9,194,191      $  4,488,630
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

         In the opinion of management, the Consolidated Condensed Financial Statements contain all adjustments (consisting only of normal recurring adjustments) necessary to represent fairly the financial condition of FFW Corporation as of September 30, 1999 and June 30, 1999, and the results of its operations, for the three months ended September 30, 1999 and 1998. Financial Statement reclassifications have been made for the prior period to conform to classifications used as of and for the period ended September 30, 1999.

         Operating results for the three months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 2000.

(2)  Earnings Per Share of Common Stock

         Basic and diluted earning per share are computed under a new accounting standard effective in the quarter ended December 31, 1997. All prior amounts have been restated to be comparable. Basic earnings per share is based on net income (less preferred dividends) divided by the weighted average number of shares outstanding during the period. Diluted earnings per share shows the dilutive effect of additional common shares issuable under stock options (and convertible securities). Diluted net income per common share for the first quarter of fiscal year 2000 amounted to 37 cents, up 12.1 percent from the 33 cents for the same period last year.

(3)  Regulatory Capital Requirements

         Pursuant to the Financial Institution Reform, Recovery, and Enforcement Act of l989 ("FIRREA"), savings institutions must meet three separate minimum capital-to-asset requirements. The following table summarizes, as of September 30, 1999, the capital requirements for the Bank under FIRREA and its actual capital ratios. As of September 30, 1999, the Bank substantially exceeded all current regulatory capital standards.

                                            Regulatory                   Actual
                                            ----------                   ------
                                       Capital Requirement        Capital (Bank Only)
                                       -------------------        -------------------
                                      Amount        Percent       Amount       Percent
                                      ------        -------       ------       -------
                                                   (Dollars in Thousands)
Risk-Based .....................     $11,285          8.00%      $17,375         12.32%
Core Capital ...................       6,592          3.00%       15,735          7.16%
Tangible Capital................       3,296          1.50        15,735         7.16%

(4)  Common Stock Cash Dividends

         On August 24, 1999, the Board of Directors of FFW Corporation, declared a quarterly cash dividend of $.12 per share. The dividend was paid September 30, 1999 to shareholders of record on September 15, 1999. The payment of the cash dividend reduced shareholders' equity by $172,614.

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

Financial Condition

         The Company's total assets increased $4.3 million, or 2.0%, from $217.5 million at June 30, 1999 to $221.8 million at September 30, 1999. This increase was due primarily to funds generated by an increase in other time deposits of $4.1 million. Net loans receivables increased $895,000 and securities available-for-sale decreased $402,000. Loan demand and liquidity needs may result in additional borrowings if deposits and loan growth remain at current levels.

         Total securities available-for-sale decreased $402,000 from $51.0 million at June 30, 1999 to $50.6 million at September 30, 1999. This decrease was primarily the result of the change in unrealized depreciation. The available-for-sale portfolio consists primarily of municipal securities, government agencies, mortgage-backed securities and to a lesser extent mutual funds and FNMA preferred stock.

         Net loans receivable increased $895,000, or .67% from $151.5 million at June 30, 1999 to $152.4 million at September 30, 1999. The increase in the loan portfolio for the quarter resulted, primarily, from an increase in non-mortgage loans. Management, consistent with its asset/liability objectives, will continue to sell all of its newly originated fixed-rate mortgage loans with terms to maturity greater than 15 years.

         Total deposits increased $5.1 million or 3.9% from $130.4 million at June 30, 1999 to $135.5 million at September 30, 1999. For the quarter ended September 30, 1999, other time deposits increased $4.1 million or 5.9%. Management believes that deposit growth may become more costly with the increased use of specials with higher interest rates and the competitive nature of the markets we serve.

         Total borrowed funds decreased $423,000 from $66.3 million at June 30, 1999 to $65.9 million at September 30, 1999. The decrease consisted of payments on short term advances from the Federal Home Loan Bank of Indianapolis.

         Total shareholders' equity decreased $542,000 from $19.4 million at June 30, 1999 to $18.8 million at September 30, 1999. The decrease resulted in a decrease in the market value of investments, net of tax of $594,000, dividends of $172,614 and Treasury Stock purchases of $415,000 offset by net income of $534,000.

Results of Operations - Comparison of the Quarters Ended September 30, 1998 and September 30, 1997

         General. Net income increased by $53,000 for the three months ended September 30, 1999 respectively, as compared to the three months ended September 30, 1998. The increase for the three months ended September 30, 1999 was primarily the result of increases in net interest income, and non-interest income offset by an increase in non-interest expense. All of these items are discussed in greater detail below.

         Net Interest Income. Net interest income increased $201,000 or 12.9% for the three months ended September 30, 1999 over the same period in 1998. This was primarily the result of an increase in the spread earned between interest-earning assets and interest-earning liabilities.

Interest Income. Interest income increased $162,000 to $4.1 million from $3.9 million for the quarter ended September 30, 1999 and 1998 respectively. The increases in interest income for the three months ended September 30, 1999 were due to continued growth in interest-earning assets including commercial loans, consumer loans and investments, as compared to the same periods ended September 30, 1998. These increased interest-earning assets are the result of competitive pricing, marketing, and the re-pricing of adjustable-rate loans and mortgage-backed securities.

         Interest Expense. Interest expense decreased $40,000 to $2.37million from $2.41 million for the quarter ended September 30, 1999 and 1998 respectively. For the three months ended September 30, 1999, the decrease in interest expense was due to lowered re-pricing of our borrowed funds and deposits outstanding as compared to the same periods in 1998.

         Provision for Loan Losses. The provision for loan losses increased $15,000 to $135,000 from $120,000 for the quarter ended September 30, 1999 and 1998 respectively. The loan loss provisions are based on management's quarterly analysis of the allowance for loan losses. The provisions for the three month period reflect an increase in non-mortgage lending and the inherent riskiness and the number of these loans as compared to 1-4 family mortgage loans. With the expansion into commercial lending the company will continue to increase its allowance for loan losses and make future additions to the allowance through the provision for loan losses as loan growth, economic and regulatory conditions dictate. Although the Company maintains its allowance for loan losses at a level which is deemed consistent with the level of risk in the portfolio, economic conditions, etc. there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods.

         Non-interest Income. Non-interest income decreased by $38,000 to $272,000 from $310,000 for the quarter ended September 30, 1999 and 1998 respectively. The decrease was primarily the result of a $34,000 loss on sale of investments during the first quarter of fiscal year 2000. The corporation also had only $1,000 gain on sale of loan to Federal Home Loan Mortgage Corporation compared to $42,000 last year. The differences were offset by an increase of $26,000 of our core fee income compared to same period last year.

         Non-Interest Expense. Non-interest expense increased $65,000 or $6.5% for the quarter ended September 30, 1999 and 1998 respectively. For the three months ended September 30, 1999, compensation and benefits increased by 6.02% and data processing expense increased 35.82% compared to the same period in 1998. The increase in compensation and benefits is due to added expense from the ESOP. Data processing expense increased due to new features added compared to prior year.

         Income Tax Expense. Income tax expense increased $30,000 to $299,000 from $269,000 for the quarter ended September 30, 1999 compared to quarter ended 1998. The increase was due to increased taxable income September 30, 1999.

         Non-Performing Assets and Allowance for Loan Losses. The allowance for loan losses is calculated based upon an evaluation of pertinent factors underlying the types and qualities of the Company's loans. Management considers such factors as the repayment status of a loan, the estimated net realizable value of the underlying collateral, the borrower's ability to repay the loan, current and anticipated economic conditions which might affect the borrower's ability to repay the loan and the Company's past statistical history concerning charge-offs. The Company's allowance for loan losses as of September 30, 1999, was $1.7 million or 1.07% of total loans. The June 30, 1999 allowance for loan losses was $1.6 million, or 1.06% of total loans. Total loans classified as substandard, doubtful or loss as of September 30, 1999 were $1.3 million or 0.6% of total assets. Management has considered non-performing assets and total classified assets in establishing the allowance for loan losses.

         The ratio of non-performing assets to total assets is one indicator of the exposure to credit risk. Non-performing assets of the Company consist of non-accruing loans, accruing loans delinquent 90 days or more, and foreclosed assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure.

                                                9/30/99            6/30/99
                                              ----------        ----------
                                                    (Dollars in Thousands)

Non-Accruing  Loans  ......................   $      825        $      410
Accruing Loans Delinquent 90 days or more .          ---               ---
Troubled Debt Restructurings ..............
Foreclosed  Assets ........................          276               432
Total Non-Performing Assets ...............   $    1,101        $      842
Total Non-Performing Assets as a
Percentage of Total  Assets ...............          50%               .39%


         Total non-performing assets increased $259,000 to $1.1 million .50% of total assets at September 30, 1999, from $842,000 or .39% of total assets at June 30, 1999. The increase in non-performing assets was primarily due to the addition of several auto loans for $112,000 and mortgage loans for $126,000. Foreclosed assets decreased $156,000 due to the sale of an REO property.

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

         The Company uses its capital resources principally to meet its ongoing commitments to fund maturing certificates of deposits and loan commitments, maintain is liquidity and meet operating expenses. At September 30, 1998, the Company has commitments to originate loans totaling $1.3 million. The Company considers its liquidity and capital resources to be adequate to meet its foreseeable short- and long-term needs. The Company expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.

         Regulatory standards impose the following capital requirements: a risk-based capital standard expressed as a percent of risk-adjusted assets, a leverage ratio of core capital to total adjusted assets, and a tangible capital ratio expressed as a percent of total adjusted assets. As of September 30, 1999, the Bank exceeded all fully phased-in regulatory capital standards.

         At September 30, 1999, the Bank's tangible capital was $15.7 million, or 7.16% of adjusted total assets, which is in excess of the 1.5% requirement by $12.4 million. In addition, at September 30, 1999, the Bank had core capital of $15.7 million, or 7.16% of adjusted total assets, which exceeds the 3.0% requirement by $9.1 million. The Bank had risk-based capital of $17.4 million at September 30, 1999 or 12.32% of risk-adjusted assets which exceeds the 8.0% risk-based capital requirements by $6.1 million.

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

         The Company relies on third-party vendors and service providers for much of its data processing capabilities and to maintain its computer systems. Formal communications with these providers and other external counter parties were initiated in 1997 to assess the Year 2000 readiness of their products and services. Their progress in meeting their targeted schedules is being monitored continually for any indication that they may not be able to address the problems in time. Thus far, responses indicate that all of the significant providers currently have compliant versions available or are well into the renovation and testing phases with completion scheduled for sometime in 1999. However, the Company can give no guarantee that the systems of these service providers and vendors on which the Company's systems rely will be timely renovated.

         Additionally, the Company has implemented a plan to manage the potential credit risk posed by the impact of the Year 2000 issue on its major borrowing customers. Formal communications have been initiated, and the assessment was completed on September 30, 1999. Loan losses attributed to the Year 2000 issue are not anticipated to be material to the Company.

         The project team feels that the Company's Year 2000 readiness project is on schedule. The following table provides a summary of the current status of the five phases involved and a projected timetable for completion.

---------------------------------------- --------------------------------------
PROJECT PHASE                            % COMPLETED
---------------------------------------- --------------------------------------
Awareness                                100%
---------------------------------------- --------------------------------------
Assessment                               100%
---------------------------------------- --------------------------------------
Renovation                               100%
---------------------------------------- --------------------------------------
Validation                               100%
---------------------------------------- --------------------------------------
Implementation                           100%
---------------------------------------- --------------------------------------

         The estimated total cost of the Year 2000 project is estimated to be between $100,000 and $150,000. The total amount expended on the project through September 30, 1999, was $115,000 of which approximately $36,000 was related to the cost of replacement software, $30,000 was related to four training workshops with our data processor and Arthur Anderson, a national consulting/CPA firm, and the creation of a test bank using 5% of our data base. Th remaining amount was associated with hardware upgrades and replacements.

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

         Realizing that some disruption may occur despite our best efforts, the Company has developed contingency plans for each critical system in the event that one or more of those systems fail. While this is an ongoing process, the Company has the plan substantially documented as of September 30, 1999.

                           Part II - Other Information

         As of September 30, 1999, management is not aware of any current recommendations by regulatory authorities which, if they were to be implemented, would have or are reasonably likely to have a material adverse effect on the Company's liquidity, capital resources or operations.

Item 1  -  Legal Proceedings

         Not Applicable.

Item 2  -  Changes in Securities

         Not Applicable.

Item 3  -  Defaults upon Senior Securities

         Not Applicable.

Item 4  -  Submission of Matters to a vote of Security Holders


         The Annual Meeting of Shareholders (the "Meeting") of FFW Corporation was held on October 26, 1999. The matters approved by shareholders at the Meeting and the number of votes cast for, against or withheld (as well as the number of abstentions and broker non-votes) as to each matter are set below:

                  PROPOSAL                        NUMBER OF VOTES
                  --------                        ---------------
                                                FOR              WITHHELD
                                                ---              --------

Election of the following Directors
for a three-year term
         Thomas Frank .....................  1,137,361             1,300
         J. Stanley Myers................... 1,137,361             1,300

                                               FOR       AGAINST      ABSTAIN
                                               ---       -------      -------

Ratification of Crowe Chizek as auditors
for the fiscal
year ending June 30, 2000................   1,132,561     1,000        5,100



Item 5  -  Other Information

         Not Applicable

Item 6  -  Exhibits and Reports on Form 8-K

         Not Applicable

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             FFW CORPORATION
                                             ---------------
                                             Registrant

Date:       November 12, 1999                /S/Nicholas M. George
            -----------------                ---------------------
                                             Nicholas M. George
                                             President and Chief Executive
                                             Officer

Date:       November 12, 1999                /S/Roger K. Cromer
            -----------------                ------------------
                                             Roger K. Cromer
                                             Treasurer and Chief Financial
                                             Accounting Officer