Form 10QSB
period 1999-12-31
FFW CORP
filed 2000-02-14
CIK 895401

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999
                                       OR

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

As of February 11, 2000 there were 1,423,263 shares of the Registrant's common stock issued and outstanding.

                                 FFW CORPORATION

                                      INDEX

                                                                                          PAGE NO.
                                                                                          --------
PART I.     FINANCIAL INFORMATION (unaudited)

Item 1.       Consolidated Condensed Financial Statements                                      3

                  Consolidated Condensed Balance Sheets December 31, 1999
                  and June 30, 1999

                  Consolidated  Condensed  Statements  of Income for the three                 4
                  months and six months ended December 31, 1999 and 1998.

                  Consolidated  Statements  of Cash  Flows  for the six months                 5
                  ended December 31, 1999 and 1998.

                  Notes to Consolidated Condensed Financial Statements                         7


Item 2.       Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                             8



PART II.    OTHER INFORMATION

              Signature Page                                                                  13

                          PART I: FINANCIAL INFORMATION

                                                      FFW CORPORATION
                                                CONSOLIDATED BALANCE SHEETS


ASSETS :                                                                                    (Unaudited)
-------                                                                                     December  31         June 30
                                                                                                1999               1999
                                                                                          -------------      -------------
         Cash and due from financial institutions                                             7,221,546      $   4,650,866
         Interest-earning deposits in financial institutions - short term                     3,005,725            188,369
                                                                                          -------------      -------------
                  Cash and cash equivalents                                               $  10,227,271      $   4,839,235
         Securities available for sale                                                       49,122,370         51,028,563
         Loans receivable, net of allowance for loan losses of $1,571,965 in December
                  and $1,623,293 in June                                                    151,909,160        151,491,090
         Stock in Federal Home Loan Bank, at cost                                             3,400,900          3,400,900
         Accrued interest receivable                                                          1,604,136          1,616,479
         Premises and Equipment-net                                                           2,071,077          2,124,656
         Investment in limited partnership                                                      626,087            626,087
         Other assets                                                                         1,758,158          2,361,884
                                                                                          -------------      -------------

                           Total Assets                                                   $ 220,719,159      $ 217,488,894
                                                                                          =============      =============

LIABILITIES AND SHAREHOLDERS' EQUITY:

Liabilities:
         Non-interest-bearing demand deposits                                             $   9,429,478      $   8,171,372
         Savings, Now and MMDA deposits                                                      51,917,724         52,860,423
         Other time deposits                                                                 74,378,714         69,369,558
                                                                                          -------------      -------------
                  Total Deposits                                                          $ 135,725,916      $ 130,401,353

         Federal Home Loan Bank advances                                                     65,877,262         66,300,388
         Obligation relative to limited partnership                                              75,000             75,000
         Accrued Interest Payable                                                               336,177            196,256
         Accrued expenses and other  liabilities                                                146,962          1,159,057
                                                                                          -------------      -------------

                  Total Liabilities                                                       $ 202,161,317      $ 198,132,054

Shareholders' Equity:

         Preferred stock, $.01 par value, 500,000 shares authorized none issued                    --                 --
         Common stock, $.01 par value, 2,000,000 shares authorized, 1,798,513 shares issued and 1,423,263 outstanding at December 31 1999;  1,785,288 shares
              issued and1,441,224 shares outstanding at June 30, 1999                            17,985             17,853
         Additional paid-in capital                                                           9,099,557          8,965,882
         Retained earnings - substantially restricted                                        14,722,132         13,970,694
         Accumulated other comprehensive income                                              (1,749,936)          (455,386)
         Unearned Employee stock Ownership Plan shares                                                0            (52,331)
         Treasury Stock at cost, 375,250 December 31, 1999 and 344,064 at
                  June 30, 1999                                                              (3,531,896)        (3,089,872)
                                                                                          -------------      -------------

                         Total Shareholders' equity                                          18,557,842         19,356,840

                           Total Liabilities and Shareholders' Equity                     $ 220,719,159      $ 217,488,894
                                                                                          =============      =============

                          PART I: FINANCIAL INFORMATION

                                                           FFW CORPORATION
                                                  CONSOLIDATED STATEMENTS OF INCOME
                                                             (Unaudited)
                                                                            Three Months Ended                Six Months Ended
                                                                              December 31                       December 31
                                                                          1999             1998            1999            1998
                                                                       -----------     -----------      -----------     -----------
Interest Income:
         Loans Receivable
                  Mortgage loans                                       $ 1,449,903     $ 1,552,622     $ 2,898,079      $ 3,138,758
                  Consumer and other loans                               1,746,465       1,613,131       3,510,402        3,082,999
         Securities
                  Taxable                                                  790,671         771,613       1,561,763        1,490,776
                  Nontaxable                                               115,139         122,117         227,773          246,714
         Other Interest-earning assets                                      24,443          18,639          57,250           85,952
                                                                       -----------     -----------     -----------      -----------
                  Total Interest Income                                $ 4,126,621     $ 4,078,122     $ 8,255,267      $ 8,045,199

Interest Expense :

         Deposits                                                        1,477,191       1,476,148       2,933,353        2,966,800
         Other                                                             906,181         924,798       1,816,490        1,840,122
                                                                       -----------     -----------     -----------      -----------
                  Total Interest Expense                               $ 2,383,372     $ 2,400,946     $ 4,749,843      $ 4,806,922

Net Interest Income                                                      1,743,249       1,677,176       3,505,424        3,238,277

         Provision for Loan Losses                                         215,000         120,000         350,000          240,000
                                                                       -----------     -----------      -----------     -----------

Net interest income after provision for loan losses                      1,528,249       1,557,176       3,155,424        2,998,277

Non-interest income :

         Net gain or (loss) on sale of interest-earning assets               6,340          71,896         (27,210)         102,061
         Net unrealized gain or loss on loans held for sale                   --              --              --               --
         Other                                                             351,169         305,016         656,940          584,991
                                                                       -----------     -----------      -----------     -----------
                  Total Non-Interest Income                            $   357,509     $   376,912     $   629,730      $   687,052


Non-Interest Expense :

         Compensation and Benefits                                         470,602         529,574       1,014,012        1,042,107
         Occupancy and equipment                                            95,691          91,677         190,478          185,627
         Data Processing                                                   113,204         122,995          220,765         202,189
         Other                                                             326,505         358,173         647,518          674,491
                                                                       -----------     -----------      -----------     -----------
                  Total Non-Interest Expense                           $ 1,006,002     $ 1,102,419     $ 2,072,773      $ 2,104,414
                                                                       -----------     -----------      -----------     -----------

Income before income taxes                                                 879,756         831,669       1,712,381        1,580,915

         Income Tax Expense                                                316,891         292,141         615,475          560,703
                                                                       -----------     -----------      -----------     -----------

Net Income                                                             $   562,865     $   539,528     $ 1,096,906      $ 1,020,212
                                                                       ===========     ===========      ===========     ===========

Earnings per common and common equivalent shares :
         Basic                                                         $       .40     $       .38     $       .77     $       .71
         Diluted                                                       $       .39     $       .37     $       .76     $       .69
         Dividends                                                     $       .12     $      .105     $       .24     $       .21
         Diluted weighted average common shares outstanding              1,449,669       1,469,847       1,450,424        1,470,241

                          PART I: FINANCIAL INFORMATION

                                                 FFW CORPORATION
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Unaudited)

                                                                                        Six Months Ended
                                                                                           December 31
                                                                                  1999                   1998
                                                                              -----------            -----------

Cash flows from operating activities :
         Net Income                                                           $ 1,096,906            $ 1,020,212
         Adjustments to reconcile net income to net cash
              from operating activities :
             Depreciation and amortization, net of accretion .                    (11,618)               (37,059)
             Provision for loan losses                                            350,000                240,000
             Net (gains) losses on sale of :
                  Securities available for sale                                    34,224                  4,831
                      Loans held for sale                                          (7,015)              (106,892)
                  Foreclosed real estate and repossessed assets                   (37,883)               (18,619)
             Origination of loans held for sale                                  (890,400)            (6,307,139)
             Proceeds from sale of loans held for sale                            897,415              6,390,157
             ESOP expenses                                                        121,181                156,852
             Net change in accrued interest receivable and other
                       assets                                                    (143,994)              (540,213)
             Amortization of goodwill and core deposit intangibles ..              78,174                 78,174
             Net change in accrued interest payable, accrued
                  expenses and other liabilities                                  290,618                (75,429)
                                                                              -----------            -----------
                           Total adjustments                                  $   680,702            $  (215,337)
                                                                              -----------            -----------
                  Net cash from operating activities                          $ 1,777,608            $   804,875

Cash flows from investing activities :

             Proceeds from :
                  sales/calls of securities available for sale                  2,980,941              3,001,136
                  Maturities of securities available for sale                     780,000              4,405,000
             Purchase of :
                        Securities available for sale                          (4,096,398)            (6,000,000)
                  Federal Home Loan Bank Stock                                          0               (675,000)
             Principal collected on mortgage- backed securities                   173,427                305,652
             Net change in loans receivable                                      (956,089)            (8,837,115)
             Net purchases premises and equipment                                 (44,078)              (110,502)
             Investment in limited partnership                                          0               (168,750)
             Proceeds from sales of other real estate and
                  Repossessed assets                                              603,795                428,360
                                                                              -----------            -----------
                  Net cash from investing activities                          $  (558,402)           $(7,651,219)

                          PART I: FINANCIAL INFORMATION

                                     FFW CORPORATION
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Continued)

                                                               1999             1998
                                                          ------------      ------------
Cash flows from financing activities :

            Net increase in deposits                         5,324,563         5,563,664
            Proceeds from short-term borrowings             38,747,898        26,500,000
            Payment on short-term borrowings               (39,171,024)      (21,500,000)
            Purchase of Treasury Stock                        (442,024)         (288,634)
            Proceeds from exercising of stock options           54,885            15,000
            Cash dividends paid                               (345,468)         (304,798)
                                                          ------------      ------------
                  Net cash from financing activities      $  4,168,830      $  9,985,232

Net increase (decrease) in cash and cash equivalents      $  5,388,036      $  3,138,888
Cash and cash equivalents at beginning of period          $  4,839,235      $  4,410,352

Cash and cash equivalents at end of period                $ 10,227,271      $  7,549,240
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

         In the opinion of management, the Consolidated Condensed Financial Statements contain all adjustments (consisting only of normal recurring adjustments) necessary to represent fairly the financial condition of FFW Corporation as of December 31, 1999 and June 30, 1999 and the results of its operations, for the three and the six months ended December 31, 1999 and 1998 Financial Statement reclassifications have been made for the prior period to conform to classifications used as of and for the period ended December 31, 1999

         Operating results for the three and six months ended December 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 2000.

(2)  Earnings Per Share of Common Stock

         Basic and diluted earning per share are computed under a new accounting standard effective in the quarter ended December 31, 1997. All prior amounts have been restated to be comparable. Basic earnings per share is based on net income (less preferred dividends) divided by the weighted average number of shares outstanding during the period. Diluted earnings per share shows the dilutive effect of additional common shares issuable under stock options (and convertible securities). Diluted net income per common share for the second quarter of 1999 amounted to 39 cents, up 5.4 percent from the 37 cents for the second quarter of 1998. Diluted net income per share for the first two quarters of 1999 was 76 cents, up 10.1 percent from the 69 cents for the same period a year ago.

(3)  Regulatory Capital Requirements

         Pursuant to the Financial Institution Reform, Recovery, and Enforcement Act of l989 ("FIRREA"), savings institutions must meet three separate minimum capital-to-asset requirements. The following table summarizes, as of December 31, 1999, the capital requirements for the Bank under FIRREA and its actual capital ratios. As of December 31, 1999, the Bank substantially exceeded all current regulatory capital standards.

                                    Regulatory                  Actual
                               Capital Requirement        Capital (Bank Only)
                               Amount      Percent        Amount       Percent
                               ------      -------        ------       -------
                                           (Dollars in Thousands)

Risk-Based .................  $11,158        8.00%       $17,792        12.76%
Core Capital ...............    8,789        4.00%        16,238         7.39%
Tangible Capital ...........    3,296        1.50%        16,238         7.39%


(4)  Common Stock Cash Dividends

         On November 23, 1999 the Board of Directors of FFW Corporation, declared a quarterly cash dividend of $.12 per share. The dividend was paid December 31, 1999 to shareholders of record on December 15, 1999. The payment of the cash dividend reduced shareholders' equity by $173,454.

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

Financial Condition

         The Company's total assets increased $3.2 million, or 1.5%, from $217.5 million at June 30, 1999 to $220.7 million at December 31, 1999. This increase was due primarily to funds generated by an increase in cash and cash equivalents of $5.4 million. Net loans receivables increased $418,000 and securities available-for-sale decreased $1.9 million. Loan demand and liquidity needs may result in additional borrowings if deposits and loan growth remain at current levels.

         Total securities available-for-sale decreased $1.9 million from $51.0 million at June 30, 1999 to $49.1 million at December 31, 1999. This decrease was primarily the result of the change in unrealized depreciation. The available-for-sale portfolio consists primarily of municipal securities, government agencies, mortgage-backed securities and to a lesser extent mutual funds and FNMA preferred stock.

         Net loans receivable increased $418,000 or 0.3% from $151.5 million at June 30, 1999 to $151.9 million at December 31, 1999. The increase in the loan portfolio for the six months resulted, primarily, from an increase in non-mortgage loans. Management, consistent with its asset/liability objectives, will continue to sell all of its newly originated fixed-rate mortgage loans with terms to maturity greater than 15 years.

         Total deposits increased $ 5.3 million or 4.1% from $130.4 million at June 30, 1999 to $135.7 million at December 31, 1999. For the six months ended December 31, 1999, Non-interest bearing demand deposits increased $ 1.2 million or 15.4% and other time deposits increased $ 5.0 million or 7.2%. Management believes that deposit growth may become more costly with the increased use of specials with higher interest rates and the competitive nature of the markets we serve.

         Total borrowed funds decreased $423,000 from $66.3 million at June 30, 1999 to $65.9 million at December 31, 1999. The decrease consisted of payments on short term advances from the Federal Home Loan Bank of Indianapolis.

         Total shareholders' equity decreased $799,000 from $19.4 million at June 30, 1999 to $18.6 million at December 31, 1999. The decrease resulted in a decrease in the market value of investments, net of tax, of 1.3 million, dividends of $345,000 and treasury stock purchases of $ 442,000, offset by net income of $ 1.1 million.

Results of Operations - Comparison of the three and six months ended December 31, 1999 and December 31, 1998

         General. Net income increased by $23,000 and $77,000 for the three and six months ended December 31, 1999 respectively, as compared to the three and six months ended December 31, 1998. The increase for the three and six months ended December 31, 1999 was primarily the result of increases in net interest income, and non-interest income offset by an increase in non-interest expense. All of these items are discussed in greater detail below.

         Net Interest Income. Net interest income increased $66,000 or 3.9% for the three months ended December 31, 1999 and $267,000 or 8.2% for the six months ended December 31, 1999 compared over the same period in 1998. This was primarily the result of an increase in average interest-earning assets which exceeded the increase in average interest-bearing liabilities, and a corresponding increase in the spread earned.

               Interest Income. Interest income increased $48,000 and $210,000 to $4.13 million and $8.26 million for the three and six months ended December 31, 1999 respectively, as compared to the three and six months ended December 31, 1998. The increases in interest income for the three and six months ended December 31, 1999 were due to continued growth in interest-earning assets specifically commercial loans, as compared to the same periods ended December 31, 1998. These increased interest-earning assets are the result of competitive pricing, marketing, and the re-pricing of adjustable-rate loans and mortgage-backed securities.

         Interest Expense. Interest expense decreased $18,000 and $57,000 to $2.4 million and $4.7 million for the three and six months ended December 31, 1999 respectively, as compared to the three and six months ended December 31, 1998. For the three and six months ended December 31, 1999, the decrease in interest expense was due to lowered re-pricing of our borrowed funds and deposits outstanding as compared to the same periods in 1998.

         Provision for Loan Losses. The provision for loan losses increased $95,000 to $215,000 for the three months ended December 31, 1999, the provision increased $110,000 for the six months ended to $350,000 compared to the same period in 1998. The provisions for the three month period reflect an increase in non-mortgage lending and the inherent riskiness and the number of these loans as compared to 1-4 family mortgage loans. With the expansion into commercial lending the company will continue to increase its allowance for loan losses and make future additions to the allowance through provision for loan losses as loan growth, economic and regulatory conditions dictate. Although the company maintains its allowance for loan losses at a level which is deemed consistent with the level of risk in the portfolio, economic conditions, etc. There can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods.

         Non-interest Income. Non-interest income for the three month periods ended December 31, 1999, and 1998 was $358,000 and $377,000, respectively, and for the six month periods was $630,000 in 1999 and $687,000 in 1998. For the six months ended gain on sale of loans decreased $ 100,000 and loss on sale of investments increased $ 29,000 over the same period in 1998. The decreases were offset by increases in commission income of $ 20,000 and loan fee income of $ 36,000 compared to the same period last year.

         Non-Interest Expense. Non-interest expense for the three month period ended December 31, 1999, was $1.0 million a decrease of 8.7% over the same period in 1998 and was $2.1 million for the six month period ended December 31, 1999, a decrease of 1.5% over 1998. For the six months ended compensation and benefits decreased 2.7% and other expenses decreased 3.9% over the same period last year. The decrease came from a change in ESOP expense of $ 36,000 based on the decrease in market value of the shares earned. Other expenses had decreases in REO expense and office supplies totaling $ 43,000 compared to the same period in 1998.

         Income Tax Expense. The provision for income taxes for the three month and six month periods ended December 31, 1999, was $317,000 and $615,000 respectively, compared to $292,000 and $561,000 for the comparable periods in 1998. The provision for income taxes for the six months ended December 31, 1999, is at a rate which management believes approximates the effective rate for the year. The increase is due to increased taxable income in 1999 compared to 1998.

         Non-Performing Assets and Allowance for Loan Losses. The allowance for loan losses is calculated based upon an evaluation of pertinent factors underlying the types and qualities of the Company's loans. Management considers such factors as the repayment status of a loan, the estimated net realizable value of the underlying collateral, the borrower's ability to repay the loan, current and anticipated economic conditions which might affect the borrower's ability to repay the loan and the Company's past statistical history concerning charge-offs. The Company's allowance for loan losses as of December 31, 1999, was $1.6 million or 1.02% of total loans. The June 30, 1999 allowance for loan losses was $ 1.6 million, or 1.06% of total loans. Total loans classified as substandard, doubtful or loss as of December 31, 1999 were $2.1 million or 0.95% of total assets. Management has considered non-performing assets and total classified assets in establishing the allowance for loan losses.

         The ratio of non-performing assets to total assets is one indicator of the exposure to credit risk. Non-performing assets of the Company consist of non-accruing loans, accruing loans delinquent 90 days or more, and foreclosed assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure.

                                                     12/31/99           6/30/99
                                                       (Dollars in thousands)
Non-Accruing Loans ..............................     $1,274             $ 410
Accruing Loans Delinquent 90 days or more .......        ---               ---
Troubled Debt Restructurings ....................        ---               ---
Foreclosed Assets ...............................         38               432
                                                     -------             -----
Total Non-Performing Assets .....................    $ 1,312             $ 842
                                                     =======             =====
Total Non-Performing Assets as a
Percentage of Total Assets ......................        .59%              .39%


         Total non-performing assets increased $470,000 to $1.3 million, or .59% of total assets at December 31, 1999, from $842,000 or .39% of total assets at June 30, 1999. The increase in non-performing assets was primarily due to the addition of several mortgage loans. Foreclosed assets decreased $394,000 due to the sale of two REO properties.

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

         The Company uses its capital resources principally to meet its ongoing commitments to fund maturing certificates of deposits and loan commitments, maintain is liquidity and meet operating expenses. At December 31, 1999, the Company has commitments to originate loans totaling $1.2 million. The Company considers its liquidity and capital resources to be adequate to meet its foreseeable short- and long-term needs. The Company expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.

         Regulatory standards impose the following capital requirements: a risk-based capital standard expressed as a percent of risk-adjusted assets, a leverage ratio of core capital to total adjusted assets, and a tangible capital ratio expressed as a percent of total adjusted assets. As of December 31, 1999, the Bank exceeded all fully phased-in regulatory capital standards.

         At December 31, 1999, the Bank's tangible capital was $16.2 million, or 7.39% of adjusted total assets, which is in excess of the 1.5% requirement by $12.9 million. In addition, at December 31, 1999, the Bank had core capital of $16.2 million, or 7.39% of adjusted total assets, which exceeds the 4.0% requirement by $7.4 million. The Bank had risk-based capital of $17.8 million at December 31, 1999 or 12.76% of risk-adjusted assets which exceeds the 8.0% risk-based capital requirements by $6.6 million.

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

                           Part II - Other Information

         As of December 31, 1999, management is not aware of any current recommendations by regulatory authorities which, if they were to be implemented, would have or are reasonably likely to have a material adverse effect on the Company's liquidity, capital resources or operations.

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



                                        FFW CORPORATION
                                        Registrant




Date: February 14, 2000                 /S/Nicholas M. George
      -----------------                 --------------------
                                        Nicholas M. George
                                        President and Chief Executive Officer




Date:February 14, 2000                  /S/Roger K. Cromer
     -----------------                  --------------------
                                        Roger K. Cromer
                                        Treasurer and Chief Financial
                                        Accounting Officer