Form 10QSB
period 2000-03-31
FFW CORP
filed 2000-05-15
CIK 895401

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X]  No  [ ]

           Transitional Small Business Disclosure Format (check one):

                                 Yes [ ]  No  [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest date:


As of May 12, 2000 there were 1,423,527 shares of the Registrant's common stock issued and outstanding.

                                 FFW CORPORATION

                                      INDEX


PART I.   FINANCIAL INFORMATION (unaudited)                             PAGE NO.

Item 1.     Consolidated Financial Statements (Condensed)

                Consolidated Balance Sheets March 31, 2000                    3
                and June 30, 1999

                Consolidated Statements of Income for the                     4
                three months and nine months ended March 31, 2000 and 1999.

                Consolidated Statements of Cash Flows for the nine            5
                months ended March 31, 2000 and 1999.

                Notes to Consolidated Financial Statements                    7


Item 2.     Management's Discussion and Analysis of Financial                 8
             Condition and Results of Operations



PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings                                                13

Item 2.     Change In Securities                                             13

Item 3.     Defaults Upon Senior Securities                                  13

Item 4.     Submissions of Matter to a Vote of Security Holders              13

Item 5.     Other Information                                                13

Item 6.     Exhibits and Reports on Form 8-K                                 13

            Signature page                                                   14

                                              PART I: FINANCIAL INFORMATION
                                                     FFW CORPORATION
                                               CONSOLIDATED BALANCE SHEETS


                                                                                        (Unaudited)
                                                                                          March  31          June 30
ASSETS :                                                                                     2000              1999
-------                                                                                 -------------      -------------
         Cash and due from financial institutions ..................................     $   4,247,360      $   4,650,866
         Interest-earning deposits in financial institutions - short term ..........         3,750,969            188,369
                                                                                         -------------      -------------
                  Cash and cash equivalents ........................................         7,998,329          4,839,235
         Securities available for sale .............................................        52,245,573         51,028,563
         Loans receivable, net of allowance for loan losses of $1,566,205 in March
                  and $1,623,293 in June ...........................................       149,192,571        151,491,090
         Stock in Federal Home Loan Bank, at cost ..................................         3,400,900          3,400,900
         Accrued interest receivable ...............................................         1,420,311          1,616,479
         Premises and equipment-net ................................................         2,096,809          2,124,656
              Investment in limited partnership ....................................           604,062            626,087
         Other assets ..............................................................         2,718,347          2,361,884
                                                                                         -------------      -------------
                           Total assets ............................................     $ 219,676,902      $ 217,488,894
                                                                                         =============      =============
LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
         Non interest-bearing demand deposits ......................................     $   9,323,479      $   8,171,372
         Savings, Now and MMDA deposits ............................................        48,025,857         52,860,423
         Other time deposits .......................................................        76,729,973         69,369,558
                                                                                         -------------      -------------
                  Total deposits ...................................................       134,079,309        130,401,353
         Federal Home Loan Bank advances ...........................................        63,877,262         66,300,388
              Obligation relative to limited partnership ...........................            75,000             75,000
         Accrued interest payable ..................................................         1,045,589            196,256
         Accrued expenses and other  liabilities ...................................         1,366,393          1,159,057
                                                                                         -------------      -------------
                  Total liabilities ................................................       200,443,553        198,132,054

Shareholders' equity:
         Preferred stock, $.01 par value, 500,000 shares authorized none issued ....              --                 --
         Common stock, $.01 par value, 2,000,000 shares authorized, 1,798,513 shares issued and 1,418,763 outstanding at March 31 2000;  1,785,288 shares
              issued and 1,441,224 shares outstanding at June 30, 1999 .............            17,985             17,853
         Additional paid-in  capital ...............................................         9,095,285          8,965,882
         Retained earnings .........................................................        15,121,807         13,970,694
         Accumulated other comprehensive income ....................................        (1,418,138)          (455,386)
         Unearned Employee Stock Ownership Plan shares .............................                 0            (52,331)
         Treasury Stock at cost, 379,750 at March 31, 2000 and 344,064 at
                  June 30, 1999 ....................................................        (3,583,590)        (3,089,872)
                                                                                         -------------      -------------

                         Total shareholders'  equity ...............................        19,233,349         19,356,840

                           Total liabilities and shareholders' equity ..............     $ 219,676,902      $ 217,488,894
                                                                                         =============      =============

                                                  PART I: FINANCIAL INFORMATION
                                                         FFW CORPORATION
                                                CONSOLIDATED STATEMENTS OF INCOME
                                                           (Unaudited)

                                                                           Three Months Ended            Nine Months Ended
                                                                               March 31                       March 31
                                                                         2000            1999           2000            1999
                                                                     ------------   ------------    ------------    ------------
Interest income:
         Loans receivable, including fees
                  Mortgage loans .................................   $  1,449,123   $  1,494,289    $  4,347,202    $  4,633,047
                  Consumer and other loans .......................      1,771,114      1,570,559       5,281,516       4,653,558
         Securities
                  Taxable ........................................        797,607        735,728       2,359,370       2,226,504
                  Nontaxable .....................................        115,178        108,784         342,951         355,498
         Other interest-earning assets ...........................         47,952         52,706         105,202         138,658
                                                                     ------------   ------------    ------------    ------------
                  Total interest income ..........................      4,180,974      3,962,066      12,436,241      12,007,265

Interest expense :
         Deposits ................................................      1,468,884      1,422,219       4,402,237       4,389,019
         FHLB advances ...........................................        921,002        857,708       2,737,492       2,697,829
                                                                     ------------   ------------    ------------    ------------
                  Total interest expense
Net interest income ..............................................      1,791,088      1,682,139       5,296,512       4,920,417

         Provision for loan losses ...............................        135,000        620,000         485,000         860,000
                                                                     ------------   ------------    ------------    ------------

Net interest income after provision for loan losses ..............      1,656,088      1,062,139       4,811,512       4,060,417

Non-interest income :
         Net gains(losses) on sales of securities ................           --          739,667         (34,224)        734,835
         Net gains on sales of loans .............................            979         31,395           7,993         138,287
         Other income ............................................        258,490        274,506         915,430         859,497
                                                                     ------------   ------------    ------------    ------------
                  Total non-interest income ......................        259,469      1,045,568         889,199       1,732,619

Non-interest expense :
         Compensation and benefits ...............................        536,068        518,289       1,550,080       1,560,396
         Occupancy and equipment .................................         94,205         92,379         284,683         278,005
         Data processing .........................................        122,611        126,546         343,376         347,311
         Other expense ...........................................        325,732        510,658         973,250       1,166,574
                                                                     ------------   ------------    ------------    ------------
                  Total non-interest expense .....................      1,078,616      1,247,872       3,151,389       3,352,286
                                                                     ------------   ------------    ------------    ------------

Income before income taxes .......................................        836,941        859,835       2,549,322       2,440,750

         Provision for income taxes ..............................        275,827        306,596         891,302         867,299
                                                                     ------------   ------------    ------------    ------------

Net income .......................................................   $    561,114   $    553,239    $  1,658,020    $  1,573,451
                                                                     ============   ============    ============    ============

Comprehensive income .............................................   $    892,912   $    (98,149)   $    695,268    $  1,040,989
                                                                     ============   ============    ============    ============

Earnings per common and common equivalent shares :
         Basic ...................................................   $        .39   $        .39    $       1.16    $       1.10
         Diluted .................................................   $        .39   $        .38    $       1.14    $       1.08
                Dividends ........................................   $        .12   $       .105    $        .36    $       .315

                Diluted weighted average common shares outstanding      1,448,500      1,463,052       1,449,757       1,453,333

                                      PART I: FINANCIAL INFORMATION
                                             FFW CORPORATION
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (Unaudited)


                                                                               Nine Months Ended
                                                                                     March 31
                                                                             2000               1999
                                                                          ------------      ------------
Cash flows from operating activities :

         Net income .................................................     $  1,658,020      $  1,573,451
         Adjustments to reconcile net income to net cash
              from operating activities :
             Depreciation and amortization, net of accretion ........          (21,962)          (63,957)
             Provision for loan losses ..............................          485,000           860,000
             Net (gains) losses on sale of :
                  Securities available for sale .....................           34,224          (734,835)
                      Loans held for sale ...........................           (7,994)         (138,287)
                  Foreclosed real estate and repossessed assets .....          (49,994)          (32,859)
             Origination of loans held for sale .....................         (984,300)      (13,240,945)
             Proceeds from sale of loans held for sale ..............          992,294        13,415,703
             ESOP expenses ..........................................          126,981           235,706
             Net change in accrued interest receivable and other
                       assets .......................................            7,548          (685,573)
             Amortization of goodwill and core deposit intangibles ..          117,261           117,261
             Net change in accrued interest payable, accrued
                  expenses and other liabilities ....................        1,066,922           928,596
                                                                          ------------      ------------
                           Total adjustments ........................        1,765,890           660,810
                                                                          ------------      ------------
                  Net cash from operating activities ................        3,423,910         2,234,261

Cash flows from investing activities :

             Proceeds from :
                  Sales/calls of securities available for sale ......        2,980,941        11,569,123
                  Maturities of securities available for sale .......          780,000         9,545,000
             Purchase of :
                        Securities available for sale ...............       (6,731,521)      (23,879,883)
                  Federal Home Loan Bank Stock ......................             --            (675,000)
             Principal collected on mortgage- backed securities .....          252,211           433,442
             Net change in loans receivable .........................        1,379,790        (8,797,974)
             Net purchases premises and equipment ...................         (119,100)         (110,754)
             Investment in limited partnership ......................             --            (168,750)
             Proceeds from sales of other real estate and
                  Repossessed assets ................................          894,026           879,270
                                                                          ------------      ------------
                  Net cash from investing activities ................         (563,653)      (11,205,526)

                                      -5-

                          PART I: FINANCIAL INFORMATION
                                 FFW CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)



                                                                               Nine Months Ended
                                                                                     March 31
                                                                             2000               1999
                                                                          ------------      ------------
Cash flows from financing activities :

            Net increase in deposits ................................        3,677,956         6,531,414
            Proceeds from short-term borrowings .....................       70,626,267        19,000,000
            Payment on short-term borrowings ........................      (73,049,393)      (12,000,000)
            Purchase of Treasury Stock ..............................         (493,718)         (365,387)
            Proceeds from exercising of stock options ...............           54,885            21,125
            Cash dividends paid .....................................         (517,160)         (455,411)
                                                                          ------------      ------------
                  Net cash from financing activities                           298,837        12,731,741
                                                                          ------------      ------------

Net increase (decrease) in cash and cash equivalents................         3,159,094         3,760,476
Cash and cash equivalents at beginning of period ...................         4,839,235        4,410,352
                                                                          ------------      ------------
Cash and cash equivalents at end of period .........................      $  7,998,329      $  8,170,828
                                                                           ============      ============

                                      -6-

                                 FFW CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)  Basis of Presentation

         The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

         In the opinion of management, the Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) necessary to represent fairly the financial condition of FFW Corporation as of March 31, 2000 and June 30, 1999 and the results of its operations, for the three and the nine months ended March 31, 2000 and 1999. Financial Statement reclassifications have been made for the prior period to conform to classifications used as of and for the period ended March 31, 2000.

         Operating results for the three and nine months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 2000.

                                     PART II
                                 FFW CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The  accompanying   Consolidated   Financial  Statements  includes  the
accounts of FFW Corporation (the "Company") and its wholly owned subsidiaries, First Federal Savings Bank of Wabash (the "Bank") and FirstFed Financial of Wabash, Inc. All significant inter-company transactions and balances are eliminated in consolidation. The Company's results of operations are primarily dependent on the Bank's net interest margin, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The Bank's net income is also affected by the level of its non-interest expenses, such as employee compensation and benefits, occupancy expenses, and other expenses.

FORWARD-LOOKING STATEMENTS

         Except for historical information contained herein, the matters discussed in this document, and other information contained in the Company's SEC filings, may express "forward-looking statements." Those "forward-looking statements" may involve risk and uncertainties, including statements concerning future events, performance and assumptions and other statements that are other than statements of historical facts. The Company wishes to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. Readers are advised that various factors--including, but not limited to, changes in laws, regulations or generally accepted accounting principles; the Company's competitive position within the markets served; increasing consolidation within the banking industry; unforeseen changes in interest rates; any unforeseen downturns in the local, regional or national economies--could cause the Company's actual results or circumstances for future periods to differ materially from those anticipated or projected.

         The Company does not undertake - and specifically declines any obligation - to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

                COMPARISON OF THREE-MONTH AND NINE-MONTH PERIODS
                          ENDED MARCH 31, 2000 AND 1999

         Net income for the three-month and nine-month periods ended March 31, 2000 was $561,000 and $1,658,000 respectively, compared to $553,000 and $1,573,000 for the equivalent periods in 1999. These moderate increases were primarily the result of increases in net interest income and decreases in provision for loan losses and non-interest expense, offset by a decrease in non-interest income.

         Diluted net income per common share increased by $0.01 to $0.39 for the three month period ending March 31, 2000 when compared to the equivalent period in 1999; whereas, diluted net income per common share increased to 1.14 for the nine-month period ended March 31, 2000 from $1.08 for the nine months ended March 31, 1999. Return on average shareholders' equity was 11.6% for the nine months ended March 31, 2000, compared to 10.6% in 1999. The return on total average assets was 1.01% for the nine months ended March 31, 2000, compared to 0.99% in 1999.

NET INTEREST INCOME

         The net interest income for the three-month period ended March 31, 2000, was $1,791,000, an increase of 6.5% over the same period in 1999, resulting in a net yield of 3.46% compared to 3.29% in 1999. The net interest income for the nine-month period ended March 31, 2000, was $5,296,000, an increase of 7.6% over the same period in 1999, resulting in a net yield of 3.38% compared to 3.24% in 1999.

         Total average earning assets increased $2,563,000 and $6,444,000, respectively, for the three-month and nine-month periods ended March 31, 2000, over the comparative periods in 1999. Total average investment securities increased $250,000 and $240,000, respectively for the three-month and nine-month periods over one year ago. Total average loans increased $3,795,000 and $7,099,000, respectively for the three-month and nine-month periods over one year ago. The yields on total average earning assets were 8.07% and 7.74% for the three month periods ended March 31, 2000, and 1999, and 7.93% and 7.90% for the nine-month periods ended March 31, 2000, and 1999, respectively.

         The following tables set forth consolidated information regarding average balances and rates.

                                                                                      FFW Corp
                                                                                 Three Months Ending

                                                                  3/31/2000                                  3/31/1999
                                                     Average                    Average         Average                   Average
Interest-earning assets:                             Balance      Interest       Rate           Balance       Interest     Rate
------------------------                             -------      --------       -----          -------       --------     ----
Loans                                               $152,062        $3,220       8.47%          $148,267       $3,065      8.27%
Securities                                            53,063           913       6.88%            52,813          844      6.39%
Other interest-earning assets                          2,201            48       8.72%             3,683           53      5.76%
                                                     -------         -----       ----            -------        -----      ----
     Total interest-earning assets                   207,326         4,181       8.07%           204,763        3,962      7.74%

     Non interest-earning assets
Cash and due from                                      5,442                                       4,519
Allowance for loan losses                             (1,555)                                     (1,186)
Other non interest-earning assets                      6,076                                       6,662
                                                    -------                                     --------
     Total assets                                   $217,289                                    $214,758
                                                    =======                                     ========
Interest-bearing liabilities:
-----------------------------
Interest-bearing deposits                           $123,724         1,469       4.75%          $121,658        1,422      4.68%
FHLB advances                                         64,381           921       5.72%            61,843          858      5.55%
                                                     -------         -----       ----            -------        -----      ----
      Total interest-bearing liabilities             188,105         2,390       5.08%           183,501        2,280      4.97%
Non interest-bearing deposit accounts                  9,207                                       8,446
Other non interest-bearing liabilities                 1,118                                       2,857
                                                     -------                                     -------
     Total liabilities                               198,430                                     194,804
Shareholders' equity                                  18,859                                      19,954
                                                     -------                                     -------
     Total liabilities and shareholders equity      $217,289                                    $214,758
                                                    ========                                    ========
Net interest income                                                 $1,791                                       $1,682
                                                                    ======                                       ======
Net interest margin                                                              3.46%                                     3.29%
                                                                                 ====                                      ====

                                                                                      FFW Corp
                                                                                 Nine Months Ending

                                                                  3/31/2000                                  3/31/1999
                                                     Average                    Average         Average                   Average
Interest-earning assets:                             Balance      Interest       Rate           Balance       Interest     Rate
------------------------                             -------      --------       -----          -------       --------     ----
Loans ........................................     $153,570         $9,629      8.36%           $146,471       $9,286     8.45%
Securities ...................................       53,554          2,702      6.73%             53,314        2,582     6.46%
Other interest-earning assets ................        1,912            105      7.32%              2,807          139     6.60%
                                                    -------          -----      ----             -------        -----     ----
     Total interest-earning assets ...........      209,036         12,436      7.93%            202,592       12,007     7.90%


     Non interest-earning assets
Cash and due from ............................        5,778                                        4,441
Allowance for loan losses ....................       (1,595)                                      (1,096)
Other non interest-earning assets ............        6,381                                        6,804
                                                    -------                                      -------

     Total assets ............................     $219,600                                      $212,741
                                                   ========                                      ========
Interest-bearing liabilities:
-----------------------------
Interest-bearing deposits ....................     $124,824          4,402      4.70%           $120,081        4,389     4.87%
FHLB advances ................................       65,184          2,738      5.60%             61,726        2,698     5.83%
                                                    -------          -----      ----             -------        -----     ----
     Total interest-bearing liabilities ......      190,008          7,140      5.01%            181,807        7,087     5.20%

Non interest-bearing deposit accounts ........        8,991                                        7,940
Other non interest-bearing liabilities .......        1,504                                        3,230
                                                   --------                                     --------
     Total liabilities .......................      200,503                                      192,977
Shareholders' equity .........................       19,097                                       19,764
                                                  --------                                      --------
     Total liabilities and shareholders equity     $219,600                                     $212,741
                                                   ========                                     ========
                                                                  $  5,296                                      $4,920
Net interest income ..........................                    ========                                      ======

Net interest margin ..........................                                  3.38%                                    3.24%
                                                                                ====                                     ====

                                      -10-

PROVISION FOR LOAN LOSSES

         The provision for loan losses for the three-month period ended March 31, 2000 and 1999, was $135,000 and $485,000, respectively, and was $620,000 and
$860,000 for the nine-month periods ended March 31, 2000 and 1999. Net charge-offs of $141,000 have been recorded for the three-month period ended March 31, 2000, compared to $124,000 of net charge-offs for the same period in 1999. Year-to-date net charge-offs of $542,000 have been recorded in the nine-month period ended March 31, 2000, compared to net charge-offs of $234,000 for the comparative period ended March 31, 1999. The allowance for loan losses was $1,566,000 or 1.04% of net loans as of March 31, 2000, compared to $1,623,060 or 1.07% of net loans at June 30, 1999.

         Non-performing  assets at March 31,  2000,  were  $364,000  compared to
$842,000  at  June  30,  1999,   a  decrease  of  56.7%.   At  March  31,  2000,
non-performing assets were .24% of net loans compared to .56% at June 30, 1999. It is management's opinion that the allowance for loan losses is adequate to absorb existing losses in the loan portfolio as of March 31, 2000.


NON-INTEREST INCOME

         Non-interest income for the three-month periods ended March 31, 2000 and 1999 was $259,000 and $889,000, respectively, and for the nine-month periods was $1,046,000 in 2000 and $1,733,000 in 1999. These decreases from the prior period are primarily the result of an early call on a mortgage-backed security during March 1999, resulting in a gain of $732,000 during the prior period.


NON-INTEREST EXPENSE

         Non-interest expense for the three-month period ended March 31, 2000, was $1,079,000, a decrease of 13.5% compared to the same period in 1999 and was $3,151,000 for the nine-month period ended March 31, 2000, a decrease of 6.0% from 1999. For the nine-month period ended March 31, 2000, compensation and employee benefits decreased 0.7%, occupancy and equipment expense increased 2.4%, data processing expense decreased 1.1% and other non-interest expense decreased 16.6% over the same period in 1999. Other non-interest expense decreased due primarily to a $130,000 write down of repossessed assets during the prior period.


INCOME TAXES

         The provision for income taxes for the three-month and nine-month periods ended March 31, 2000, was $276,000 and $891,000, respectively, compared to $307,000 and $867,000 for the comparable periods in 1999. The provision for income taxes for the nine months ended March 31, 2000, is at a rate which management believes approximates the effective rate for the year ending June 30, 2000.


REGULATORY CAPITAL REQUIREMENTS

         Pursuant to the Financial Institution Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), savings institutions must meet three separate minimum capital-to-asset requirements. As of March 31, 2000, the Bank maintains risk-based, core capital and tangible capital ratios of 13.15%, 7.68% and 7.68% compared to capital requirements of 8.00%, 4.00% and 1.50%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The standard measure of liquidity for savings associations is the ratio of cash and eligible investments to a certain percentage of net withdrawalable savings accounts and borrowings due within one year. The minimum required ratio is currently set by the Office of Thrift Supervision Regulation at 5.0%. At March 31, 2000, the Bank's liquidity ratio was 8.78%.

                           Part II - Other Information
                           ---------------------------

         As of March 31, 2000, management is not aware of any current recommendations by regulatory authorities which, if they were to be implemented, would have or are reasonably likely to have a material adverse effect on the Company's liquidity, capital resources or operations.

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




                                          FFW CORPORATION
                                          Registrant




Date:    May 15, 2000                     /S/Roger K. Cromer
         ------------                     ------------------
                                          Roger K. Cromer
                                          Acting President and CEO/Treasurer and
                                          Chief Financial Accounting Officer