Form 10KSB
period 2000-06-30
FFW CORP
filed 2000-09-28
CIK 895401

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended June 30, 2000 OR

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

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State the issuer's revenues for its most recent fiscal year: $18.5 million.

         The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price per share of such stock on the Nasdaq Stock Market on September 15, 2000, was approximately $15.4 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

         As of September 15, 2000, there were issued and outstanding 1,423,627 shares of the Registrant's Common Stock.


                       DOCUMENTS INCORPORATED BY REFERENCE

         Part II of Form 10-KSB - Portions of the Annual Report to Stockholders for the fiscal year ended June 30, 2000.

         Part III of Form 10-KSB - Proxy Statement for 2000 Annual Meeting of Stockholders.

                                     PART I

Item 1.           Description of Business
                  -----------------------

General

         The Company. FFW Corporation (the "Company") a Delaware corporation, was formed in December 1992 to act as the holding company for First Federal Savings Bank of Wabash ("First Federal" or the "Bank") upon completion of the Bank's conversion from mutual to stock form (the "Conversion"). The Conversion was completed on April 1, 1993. The Company's business consists primarily of the business of First Federal. The Company also offers insurance products through its wholly-owned subsidiary, FirstFed Financial of Wabash, Inc. The executive offices of the Company are located at 1205 N. Cass Street, Wabash, Indiana 46992, and its telephone number at that address is (219) 563-3185.

         At June 30, 2000, the Company had $219.0 million of assets and shareholders' equity of $19.6 million (or 8.95% of total assets).

         First Federal. First Federal is a federally chartered stock savings bank headquartered in Wabash, Indiana and regulated by the Office of Thrift Supervision ("OTS"). Its deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (the "FDIC"), which is backed by the full faith and credit of the United States Government. First Federal's primary market area covers Wabash, Kosciusko and Whitley Counties in northeast and central Indiana, which are serviced through its four offices in Wabash, North Manchester, Syracuse and South Whitley, Indiana.

         The principal business of the Bank consists of attracting retail deposits from the general public and investing those funds primarily in one- to four-family residential mortgage and consumer (primarily automobile) loans, and, to a lesser extent, commercial and multi-family real estate, construction and commercial business loans primarily in the Bank's market area. The Bank also purchases mortgage-backed securities and invests in U.S. Government and agency obligations and other permissible investments. At June 30, 2000, all of the Bank's real estate mortgage loans (excluding mortgage-backed securities) were secured by properties located in Indiana.

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

         The Bank offers a variety of accounts having a wide range of interest rates and terms. The Bank's deposits include passbook accounts, money market savings accounts, NOW, money market checking and regular checking accounts, and certificate accounts with terms of three to sixty months. The Bank solicits deposits in its primary market area. The Bank also has, from time to time, borrowed funds, both in the form of Federal Home Loan Bank ("FHLB") advances and by entering into repurchase agreements. At June 30, 2000, the Bank had FHLB advances totaling $64.2 million.

         FirstFed Financial of Wabash, Inc. During fiscal 1993, the Company acquired FirstFed Financial of Wabash, Inc. ("FirstFed") from the Bank. FirstFed offers insurance products, including life insurance, mutual funds, annuity and brokerage services through a registered broker dealer. FirstFed, which is located in Wabash, Indiana was incorporated in 1989. FirstFed had net income of approximately $51,000 for the fiscal year ended June 30, 2000.

Forward-Looking Statements

         When used in this Form 10-KSB and in future filings by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify
"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks and uncertainties, including but not limited to changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, all or some of which could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made and are subject to the above- stated qualifications in any event. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

         The Company does not undertake, and specifically declines any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Lending Activities of First Federal

         Market Area of the Bank. The main office of First Federal is located in Wabash, Indiana, which is located in Wabash County. The Bank operates three branches: the first in North Manchester, the second in Syracuse, and the third in South Whitley, Indiana. North Manchester is located in Wabash County, Syracuse is located in adjacent Kosciusko County, and South Whitley is located in adjacent Whitley County. The Bank considers Wabash, Kosciusko and Whitley Counties as its primary market area. The Bank also serves Grant, Miami, Huntington, and Elkhart Counties in Indiana.

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

         The Bank also originates consumer (including automobile), commercial and multi-family real estate, commercial business, and residential construction loans in its primary market area. At June 30, 2000, the Bank's net loan portfolio totaled $150.8 million.

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

         The following schedule presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between changes related to higher or lower outstanding balances and changes due to the levels and changes in interest rates. For each category of interest-earning assets and interest- bearing liabilities, information is provided on changes attributable to (i) changes in volume (i.e., changes in volume multiplied by old rate) and
(ii) changes in rate (i.e., changes in rate multiplied by old volume). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

                                                                              Year Ended June 30,
                                                   --------------------------------------------------------------------------

                                                            2000 vs. 1999                           1999 vs. 1998
                                                   -----------------------------------    -----------------------------------

                                                        Increase                                Increase
                                                       (Decrease)                              (Decrease)
                                                         Due to                Total             Due to              Total
                                                   ---------------------     Increase     --------------------      Increase
                                                   Volume        Rate       (Decrease)     Volume         Rate     (Decrease)
                                                   ---------------------     ---------    --------      -------    ---------
                                                                            (Dollars in Thousands)
Interest-earning assets:
 Loans receivable(1)                               $   476      $   (16)     $   460      $ 1,720      $  (321)     $ 1,399
 Securities                                            372          186          558          450         (117)         333
 Mortgage-backed securities                           (426)          66         (360)        (159)        (102)        (261)
 Interest-bearings deposits in other financial
      institutions                                     (43)          20          (23)        (151)         143           (8)
                                                   -------      -------      -------      -------      -------      -------
Total interest-earning assets                      $   379      $   256      $   635      $ 1,860      $  (397)     $ 1,463
                                                   =======      =======      -------      =======      -------      =======

Interest-bearing liabilities:
 Money market accounts                             $    31      $     1      $    32          (13)          14            1
 NOW accounts                                            9            1           10           (6)          21           15
 Passbook Savings accounts                            (133)         (71)        (204)          96          (70)          26
 Certificates of deposit                               340          (52)         288          297         (158)         139
 FHLB Advances                                         152          (29)         123          724         (130)         594
                                                   -------      -------      -------      -------      -------      -------
Total interest bearing liabilities                 $   399      $  (150)     $   249      $ 1,098      $  (323)     $   775
                                                   =======      =======      -------      =======      =======      -------

Net interest income                                                          $   386                                $   688
                                                                             =======                                =======

--------------------
(1)      Includes the impact of non-accruing loans and loan fees.

         Loan Portfolio Composition. The following table contains information concerning the composition of the Bank's loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees, cost and discounts and allowances for loan losses) as of the dates indicated.


                                                                          June 30,
                                         ----------------------------------------------------------------------
                                                2000                       1999                    1998
                                         ----------------------     -------------------     -------------------

                                         Amount        Percent      Amount     Percent      Amount      Percent
                                         ------        -------      ------     -------      ------      -------
                                                                 (Dollars in Thousands)
Real Estate Loans:
-----------------
 One- to four-family............         $69,738          45.38%    $ 67,825      44.34%  $  70,243       49.64%
 Commercial and multi-
   family.......................           8,138           5.30        9,342       6.11       7,272        5.14
 Construction...................           2,344           1.53          899        .59       3,991        2.82
                                         -------      ---------  -----------   --------  ----------     -------  -
    Total real estate loans.....          80,220          52.21       78,066      51.04      81,506       57.60
                                          ------       --------    ---------     ------   ---------      ------

Other Loans:
-----------
 Consumer Loans:
  Deposit account...............             349            .23          504        .33         475         .34
  Automobile....................          31,368          20.41       36,334      23.75      33,814       23.90
  Home equity and
    improvement.................          13,119           8.54       10,394       6.80       9,105        6.43
  Manufactured home.............             235            .15          249        .16         301         .21
  Other.........................           4,070           2.65        3,621       2.37       3,348        2.37
                                       ---------      ---------   ----------   --------   ---------     -------  -
    Total consumer loans........          49,141          31.98       51,102      33.41      47,043       33.25
                                        --------       --------    ---------    -------    --------      ------
 Commercial business loans......          24,301          15.81       23,781      15.55      12,945        9.15
                                        --------       --------    ---------    -------    --------     -------  -

  Total other loans.............          73,442          47.79       74,883      48.96      59,988       42.40
                                        --------       --------    ---------    -------    --------      ------
    Total loans.................         153,662         100.00%     152,949     100.00%    141,494      100.00%
                                                         ======     --------     ======                  ======
Less:
----
 Loans in process...............           1,335                         444                  1,716
 Deferred fees, cost and
discounts.......................            (444)                       (609)                  (599)
 Allowance for loan losses......           1,961                       1,623                    983
                                        --------                  ----------            -----------
    Total loans, net............        $150,810                    $151,491               $139,394
                                        ========                    ========               ========

                                                          1997                           1996
                                         --------------------------         ---------------------------
Real Estate Loans:                         Amount          Percent          Amount            Percent
-----------------                        ----------        --------         ------            --------
 One- to four-family............         $  64,921           56.21%         $60,732              59.32%
 Commercial and multi-
   family.......................             6,426            5.56            7,218               7.05
 Construction...................             2,974            2.58            2,676               2.61
                                        ----------        --------           ------           --------
    Total real estate loans.....            74,321           64.35           70,626              68.98
                                        ----------         -------          -------            -------

Other Loans:
-----------
 Consumer Loans:
  Deposit account...............               451             .39              226                .22
  Automobile....................            22,625           19.59           18,464              18.03
  Home equity and
    improvement.................             6,970            6.03            4,624               4.52
  Manufactured home.............               350             .30              481                .47
  Other.........................             3,972            3.44            3,583               3.50
                                        ----------        --------    -    --------           --------
    Total consumer loans........            34,368           29.75           27,378              26.74
                                        ----------         -------         --------            -------
 Commercial business loans......             6,813            5.90            4,378               4.28
                                        ----------        --------    -    --------           --------

  Total other loans.............            41,181           35.65           31,756              31.02
                                        ----------         -------         --------            -------
    Total loans.................           115,502          100.00%         102,382             100.00%
                                                            ======                              ======
Less:
----
 Loans in process...............             1,134                            1,548
 Deferred fees, cost and
discounts.......................              (363)                            (248)
 Allowance for loan losses......               572                              553
                                        ----------                         --------
    Total loans, net............          $114,159                         $100,529
                                          ========                         ========


         The following table shows the composition of the Bank's loan portfolio by fixed and adjustable-rate at the dates indicated.

                                                                                June 30,
                                                 ---------------------------------------------------------------------
                                                         2000                     1999                   1998
                                                 ---------------------     -------------------   --------------------

                                                  Amount       Percent      Amount     Percent    Amount      Percent
                                                  ------       -------      ------     -------    ------      -------
                                                                         (Dollars in Thousands)
Fixed-Rate Loans:
----------------
Real Estate:
 One- to four-family.....................         $15,268         9.94%  $  16,976       11.10%    $17,492      12.36%
 Commercial and multi-family.............           2,253         1.46       6,671        4.36       2,307       1.63
 Construction............................           2,272         1.48         705         .46       2,110       1.49
                                                 --------     -------- -----------   ---------  ----------   --------
     Total real estate loans.............          19,793        12.88      24,352       15.92      21,909      15.48
                                                  -------      -------   ---------     -------   ---------    -------

Consumer.................................          49,024        31.90      45,140       29.51      42,370      29.94
Commercial business......................           8,666         5.64       6,853        4.48       5,540       3.92
                                                 --------     --------  ----------    --------  ----------   --------
     Total fixed-rate loans..............          77,483        50.42      76,345       49.91      69,819      49.34
                                                  -------      -------   ---------     -------   ---------    -------

Adjustable-Rate Loans:
---------------------
 Real estate:
  One- to four-family....................          54,470        35.44      50,849       33.24      52,751      37.28
  Commercial and multi-family............           5,885         3.83       2,671        1.75       4,965       3.51
  Construction...........................             72           .05         194         .13       1,881       1.33
                                               ----------     -------- -----------              ----------   --------
     Total real estate loans.............          60,427        39.32      53,714       35.12      59,597      42.12
                                                  -------       ------   ---------     -------   ---------    -------

 Consumer................................             117          .08       5,962        3.90       4,673       3.30
                                                                                      --------
 Commercial business.....................          15,635        10.18      16,928       11.07       7,405       5.24
                                                  -------      -------   ---------     -------  ----------    -------
     Total adjustable-rate loans.........          76,179        49.58      76,604       50.09      71,675      50.66
                                                  -------      -------   ---------     -------   ---------     ------

     Total loans.........................         153,662      100.00%     152,949      100.00%    141,494     100.00%
                                                               ======                   ======                 ======
Less:
----
 Loans in process........................           1,335                      444                   1,716
 Deferred fees, cost and discounts.......            (444)                    (609)                   (599)
 Allowance for loan losses...............           1,961                    1,623                     983
                                                 --------              -----------             -----------
     Total loans, net....................        $150,810                 $151,491                $139,394
                                                 ========                 ========                ========
                                                            1997                          1996
                                                  -----------------------       -----------------------

                                                    Amount       Percent         Amount         Percent
                                                 -----------     --------        --------       -------
Fixed-Rate Loans:
----------------
Real Estate:
 One- to four-family.....................         $    8,588         7.43%      $   8,302         8.11%
 Commercial and multi-family.............              1,676         1.45           2,248         2.19
 Construction............................              1,222         1.06           1,094         1.07
                                                 -----------     --------        --------       ------
     Total real estate loans.............             11,486         9.94          11,644        11.37
                                                  ----------     --------         -------        -----

Consumer.................................             31,222        27.03          26,839        26.21
Commercial business......................              2,921         2.53           1,430         1.40
                                                 -----------     --------        --------       ------
     Total fixed-rate loans..............             45,629        39.50          39,913        38.98
                                                  ----------      -------         -------        -----

Adjustable-Rate Loans:
---------------------
 Real estate:
  One- to four-family....................             56,333        48.77          52,430        51.21
  Commercial and multi-family............              4,750         4.11           4,970         4.85
  Construction...........................              1,752         1.52           1,582         1.55
                                                 -----------     --------        --------       ------
     Total real estate loans.............             62,835        54.40          58,982        57.61
                                                  ----------      -------         -------        -----

 Consumer................................              3,146         2.73             539          .53

 Commercial business.....................              3,892         3.37           2,948         2.88
                                                 -----------     --------        --------        -----
     Total adjustable-rate loans.........             69,873        60.50          62,469        61.02
                                                  ----------      -------         -------        -----

     Total loans.........................            115,502       100.00%        102,382       100.00%
                                                                   ======                       ======
Less:
----
 Loans in process........................              1,134                        1,548
 Deferred fees, cost and discounts.......               (363)                        (248)
 Allowance for loan losses...............                572                          553
                                                 -----------                    ---------
     Total loans, net....................           $114,159                     $100,529
                                                    ========                     ========

         The following schedule illustrates the interest rate sensitivity of the Bank's loan portfolio (including non-accruing loans) at June 30, 2000. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.



                                            Real Estate
                    -------------------------------------------------------------
                                                                                                                 Commercial
                    One- to four-family      Commercial           Construction           Consumer                 Business
                    --------------------  ------------------   ------------------    -------------------    --------------------
                                Weighted            Weighted             Weighted               Weighted                Weighted
                                Average             Average              Average                Average                 Average
                       Amount    Rate     Amount     Rate      Amount      Rate      Amount       Rate       Amount       Rate
                       ------    ----     ------     ----      ------      ----      ------       ----       ------       ----
                                                                (Dollars in Thousands)
  Due During
 Years Ending
   June 30,
-------------
2001                   $   158   9.50   $   476      9.56%  $   2,344      9.16     $    2,854     11.40%  $   12,126      10.38%
2002 - 2005                745   7.90       149      9.62          --        --         32,698      9.83        6,532       9.50
2006 and following      68,835   7.90     7,513      8.78          --        --         13,589     10.06        5,643       9.03
                       -------   ----   -------      ----   ---------      ----     ----------      ----   ----------       ----
                       $69,738   7.90%  $ 8,138      8.84%  $   2,344      9.16%    $   49,141      9.98%  $   24,301       9.83%
                       =======   ====   =======      ====   =========      ====     ==========      ====   ==========       ====

                                Total
                      -------------------------
                        Amount         Percent
                      --------         ------

2001                  $ 17,958          11.69%
2002 - 2005             40,124          26.11
2006 and following      95,580          62.20
                      --------         ------

                      $153,662         100.00%
                      ========         ======


         The total amount of loans due after June 30, 2001 which have fixed interest rates is $66.0 million, while the total amount of loans due after such dates which have floating or adjustable interest rates is $69.7 million.

         One- to Four-Family Residential Mortgage Lending. Residential loan originations of this type are generated by the Bank's marketing efforts, its present and walk-in customers, and referrals from real estate agents and builders. The Bank focuses its lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences. At June 30, 2000, the Bank's one- to four-family residential mortgage loans totaled $69.7 million, or approximately 45.4% of the Bank's total gross loan portfolio.

         The Bank currently originates up to a maximum of 30-year adjustable-rate, one- to four- family residential mortgage loans in amounts up to 95% of the appraised value of the security property provided that private mortgage insurance is obtained in an amount sufficient to reduce the Bank's exposure to at or below the 80% loan-to-value level. The Bank's one- to four-family residential mortgage originations are primarily in its market and surrounding areas.

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

         Consumer Lending. First Federal offers a variety of secured consumer loans, including automobile, home equity, home improvement and student loans, and loans secured by savings deposits. In addition, First Federal offers other secured and unsecured consumer loans. The Bank currently originates substantially all of its consumer loans in its primary market area and surrounding areas. The Bank originates consumer loans on both a direct and indirect basis. Direct loans are made when the Bank extends credit directly to the borrower. Indirect loans are obtained when the Bank purchases loan contracts from retailers of goods or services which have extended credit to their customers. The only indirect lending by First Federal began in the early 1980s, and is with selected automobile and boat dealers located in the Bank's primary market and surrounding areas. The Bank underwrites each indirect loan in accordance with its normal consumer loan standards. At June 30, 2000, the Bank's consumer loan portfolio totaled $49.1 million, or 32.0% of its total gross loan portfolio.

         Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles or mobile homes. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At June 30, 2000, $114,000 or approximately .23% of the consumer loan portfolio was non- performing. There can be no assurance that delinquencies will not increase in the future.

         The largest component of First Federal's consumer loan portfolio consists of automobile loans. At June 30, 2000, automobile loans totaled $31.4 million, or approximately 20.4% of the Bank's gross loan portfolio.

         Loans secured by second mortgages, together with loans secured by all prior liens, are currently limited to 100% or less of the appraised value of the property securing the loan. Generally, such loans have a maximum term of up to 20 years. As of June 30, 2000, home equity and home improvement loans, most of which are secured by second mortgages, amounted to $13.1 million, or 8.5% of the Bank's gross loan portfolio.

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

         Construction Lending. The Bank engages in limited amounts of construction lending to individuals for the construction of their residences as well as to builders for the construction of single family homes in the Bank's primary market area and surrounding areas. At June 30, 2000, the Bank had $2.3 million of gross construction loans, most of which were to borrowers who intended to live in the properties upon completion of construction.

         Construction loans to individuals for their residences are structured to be converted to permanent loans at the end of the construction phase, which typically runs for six months. During the construction phase, the borrower pays interest only. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans.

         Construction loans to builders of one- to four-family residences require the payment of interest only for up to 12 months. In most cases, these loans carry fixed interest rates. At June 30, 2000, the Bank had $1.0 million in construction loans outstanding to builders.

         Construction lending generally affords the Bank an opportunity to receive interest at rates higher than those obtainable from permanent residential loans and to receive higher origination and other loan fees. In addition, construction loans are generally made with fixed rates of interest or for relatively short terms. Nevertheless, construction lending is generally considered to involve a higher level of credit risk than one- to four-family residential lending due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on development projects, real estate developers and managers. In addition, the nature of these loans is such that they are more difficult to evaluate and monitor. Finally, the risk of loss on construction loans is dependent largely upon the accuracy of the initial estimate of the individual property's value upon completion of the project and the estimated cost (including interest) of the project. If the cost estimate proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the project. At June 30, 2000, the Bank had no construction loans outstanding which were over thirty days delinquent.

         Commercial and Multi-Family Real Estate Lending. The Bank has also engaged in limited commercial and multi-family real estate lending in the Wabash market area and surrounding areas and has purchased participation interests in loans from other financial institutions throughout Indiana and neighboring jurisdictions. At June 30, 2000, the Bank had $8.1 million of commercial and multi-family real estate loans, which represented 5.3% of the Bank's total gross loan portfolio. The largest commercial or multi-family real estate loan outstanding at June 30, 2000 was $1.1 million, which was performing in accordance with its repayment terms. At June 30, 2000, all of the Bank's commercial and multi-family real estate loan portfolio was secured by properties located in Indiana.

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

         Commercial Business Lending. The Bank began increasing its commercial loan portfolio in fiscal 1999 due to the addition of a commercial loan officer. At June 30, 2000, approximately $24.3 million, or 15.8% of the Bank's total gross loan portfolio, was comprised of commercial loans.

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

         The following table sets forth information concerning delinquent mortgage and other loans at June 30, 2000. The amounts presented represent the total remaining principal balances of the related loans, rather than the actual payment amounts which are overdue.



                                                                     Loans Delinquent For:
                           ---------------------------------------------------------------------------------------------------------

                                 30-59 Days                 60-89 Days               90 Days and Over        Total Delinquent Loans
                           -------------------------   -------------------------  ----------------------   -------------------------
                                            Percent                     Percent                 Percent                    Percent
                                            of Loan                     of Loan                 of Loan                    of Loan
                           Number  Amount   Category   Number  Amount   Category  Number Amount Category   Number  Amount  Category
                           ------  ------   --------   ------  ------   --------  ----------------------   ------  ------  --------
                                                       (Dollars in Thousands)
Real Estate:
  One- to four-family        14    $  646       .92%       1   $   39      .06%     --     $--     --%         15    $  685     .98%
  Commercial and
  Multi-Family                2        69       .85        4      499     6.13      --      --     --           6       568    6.98
  Construction               --        --        --       --       --       --      --      --     --          --        --      --
Consumer                     75       498      1.01       44      377      .77      --      --     --         119       875    1.78
Commercial business          10     1,041      4.28       10      305     1.26      --      --     --          20     1,346    5.54
                                   ------      ----            ------      ---             ---                       ------    ----
     Total delinquent loans 101    $2,254      1.47%      59   $1,220      .79%     --     $--     --%        160    $3,474    2.26%
                                   ======      ====            ======     ====             ===                       ======    ====


         The ratio of delinquent loans to total loans (net), was 2.30% at June 30, 2000.

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


                                                                 June 30
                                              ---------------------------------------------

                                              2000      1999      1998      1997       1996
                                              ----      ----      ----      ----       ----
                                                         (Dollars in Thousands)
Non-accruing loans:
  One- to four-family                         $137      $  1      $521      $--        --
  Commercial and multi-family real estate       39       317       --        --        --
  Consumer                                      75        92       193       248        65
                                              ----      ----      ----      ----      ----
         Total non-accruing loans              251       410       714       248        65
                                              ----      ----      ----      ----      ----

Foreclosed and repossessed assets:
  One- to four-family                          --        274       --        --        --
  Commercial and multi-family real estate      --        101       101       --        --
  Consumer                                      39        57        58        33        27
                                              ----      ----      ----      ----      ----
         Total foreclosed assets                39       432       159        33        27
                                              ----      ----      ----      ----      ----

Troubled debt restructurings                   --        --        --        --        --

Total non-performing assets                   $290      $842      $873      $281      $ 92
                                              ====      ====      ====      ====      ====
Total as a percentage of total assets         0.13%     0.39%     0.43%     0.16%     0.06%
                                              ====      ====      ====      ====      ====

         Non-Performing Assets. Included in non-accruing loans at June 30, 2000 were 14 consumer loans totaling $75,000 secured by property including automobiles, manufactured homes and other collateral. Foreclosed and repossessed assets included automobiles and commercial property totaling $39,000 at June 30, 2000. While total non-performing assets and total non-performing assets as a percentage of total assets decreased from June 30, 1999 to June 30, 2000, management believes it is not unlikely that these numbers will increase after June 30, 2000 as delinquent loans are placed on non-accrual status.

         Other Loans of Concern. In addition to the non-performing loans and foreclosed and repossessed assets set forth in the preceding table, as of June 30, 2000 there was also an aggregate of $4.1 million in net book value of loans classified by the Bank with respect to the majority of which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. The principal components of loans of concern are 69 consumer loans aggregating $572,000, 18 one- to four-family loans aggregating $889,000 and 25 commercial loans aggregating $2.7 million at June 30, 2000. The principal components of loans of concern at June 30, 1999 consisted of 132 consumer loans aggregating $1.1 million, five one- to four-family loans aggregating $344,000 and three commercial loans aggregating $460,000.

         As of June 30, 2000, there were no other loans not included on the foregoing table or discussed above where known information about the possible credit problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

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

         In accordance with its classification of assets policy, the Bank regularly reviews the loans in its portfolio to determine whether any loans require classification. On the basis of management's review of its assets, at June 30, 2000, the Bank had classified a total of approximately $1.9 million of its assets as substandard, $434,000 as doubtful, $3,000 as loss, and $2.0 million as special mention. At June 30, 2000, total classified and non-performing assets comprised $4.6 million, or 23.45% of the Bank's capital, or 2.1% of the Bank's total assets.

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

         Real estate properties acquired through foreclosure are recorded at fair value. If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged- off to the allowance at the time of transfer. Valuations are periodically updated by management and if the value declines, a specific provision for losses on such property is established by a charge to operations.

         Although management believes that it uses the best information available to determine the allowances, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Bank's allowances will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. At June 30, 2000, the Bank had a total allowance for loan losses of $1.96 million or 1.3% of total loans, net. See Note 4 of the Notes to Consolidated Financial Statements in the Annual Report to Stockholders (the "Annual Report"), attached hereto as Exhibit 13.

         The following table sets forth an analysis of the Bank's allowance for loan losses.

                                                                      Year Ended June 30
                                                    -----------------------------------------------------
                                                     2000        1999        1998        1997       1996
                                                    ------      ------      ------      ------     ------
                                                                       (Dollars in Thousands)
Balance at beginning of period                      $1,623      $  983      $  572      $  553     $  484

Charge-offs:
 One- to four-family                                  --            26        --             3         16
 Consumer                                              507         439         285         181         64
 Commercial Business                                   276        --            47        --         --
                                                    ------      ------      ------      ------     ------
                                                       783         465         332         184         80
Recoveries:
 Consumer                                               82          95          38          83         10
 Commercial and multi-family real estate                 5        --          --          --           44
                                                    ------      ------      ------      ------     ------
                                                        87          95          38          83         54

Net charge-offs                                        696         370         294         101         26
Additions charged to operations                      1,034       1,010         705         120         95
                                                    ------      ------      ======      ------     ------
Balance at end of period                            $1,961      $1,623      $  983      $  572     $  553
                                                    ======      ======      ======      ======     ======

Ratio of net charge-offs during the period to
  average loans outstanding during the period        0.45%       0.25%       0.23%       0.09%      0.03%
                                                    ======      ======      ======      ======     ======

                                       16

         The distribution of the Bank's allowance for loan losses at the dates indicated is summarized as follows:

                                                                                                     June 30,
                                             ---------------------------------------------------------------------------
                                                       2000                     1999                   1998
                                             ----------------------    ---------------------   ---------------------
                                                           Percent                 Percent                 Percent
                                                          of Loans                 of Loans                of Loans
                                                          in Each                  in Each                 in Each
                                                          Category                 Category                Category
                                                          to Total                 to Total                to Total
                                               Amount       Loans       Amount       Loans      Amount        Loans
                                               ------       -----       ------       -----      ------        -----
                                                                      (Dollars in Thousands)
One- to four-family.........................    $274         45.38%       $113       44.34%      $105         49.64%
Commercial and multi-family
   real estate..............................     120          5.30         225        6.11        230          5.14
Construction................................      --          1.53         ---        0.59         28          2.82
Consumer....................................     825         31.98         700       33.41        445         33.25
Commercial business.........................     571         15.81         405       15.55        165          9.15
Unallocated.................................     171           ---         180      ---            10        ---
                                              ------        ------      ------      ------       ----        ------
     Total..................................  $1,961        100.00%     $1,623      100.00%      $983        100.00%
                                              ======        ======      ======      ======       ====        ======


                                             -----------------------------------------
                                                  1997                     1996
                                             -------------------   -------------------
                                                       Percent               Percent
                                                       of Loan               of Loans
                                                       in Each               in Each
                                                       Category              Category
                                                       to Total              to Total
                                             Amount      Loans      Amount     Loans
                                             ------      -----      ------     -----
                                                      (Dollars in Thousands)
One- to four-family.........................  $  95       56.21%    $100      59.32%
Commercial and multi-family
   real estate..............................     70        5.56       75       7.05
Construction................................     25        2.58       20       2.61
Consumer....................................    325       29.75      315      26.74
Commercial business.........................     50        5.90       35       4.28
Unallocated.................................      7      ---           8        ---
                                               ----      ------     ----     ------
     Total..................................   $572      100.00 %   $553     100.00%
                                               ====      ======     ====      ======


Investment Activities

         First Federal must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Bank has generally maintained its liquid assets above the minimum requirements imposed by the OTS regula tions and at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. As of June 30, 2000, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 7.03%. See "Regulation - Liquidity."

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

         Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"), requires that securities and mortgage-backed securities be classified as held to maturity, available for sale or trading purposes. Under SFAS No. 115, securities that the Company has the positive intent and ability to hold until maturity are classified as held to maturity and are reported at amortized cost. Securities classified as available for sale are those the Company may sell in response to liquidity needs, for asset/liability management purposes and other reasons and are reported at fair value. Unrealized gains and losses on securities available for sale are reported as a separate component of equity, net of tax. Trading securities are those which are purchased for sale in the near future and are reported at fair value. Unrealized gains and losses on trading securities are included in income. Transfers between categories are accounted for as sales and repurchases at fair value. For any sales or transfers of securities classified as held to maturity, the cost basis, the realized gain or loss, and the circumstances leading to the decision to sell are required to be disclosed. At the time of purchase of new securities, management of the Company makes a determination as to the appropriate classification of securities as available for sale or held to maturity. At June 30, 2000, the Company had no securities classified as held to maturity and $52.0 million classified as available for sale including mortgage-backed securities. No securities were held for trading purposes on such date.

         Securities. It is the Company's general policy to purchase securities which are U.S. Government securities and federal agency obligations, state and local government obligations, commercial paper, short-term corporate debt securities and overnight federal funds. At June 30, 2000, the weighted average term to maturity or repricing of the investment securities portfolio, excluding the FHLB, Fannie Mae stock and other equity securities available for sale, was
8.7 years.

         OTS regulations restrict investments in corporate debt and equity securities by the Bank. These restrictions include prohibitions against investments in the debt securities of any one issuer in excess of 15% of the Bank's unimpaired capital and unimpaired surplus as defined by federal regulations, which totaled $18.5 million as of June 30, 2000, plus an additional 10% if the investments are fully secured by readily marketable collateral. See "Regulation - Federal Regulation of Savings Associations" for a discussion of additional restrictions on the Bank's investment activities.

         The  following  table  sets  forth  the  composition  of the  Company's
securities  portfolio  excluding   mortgage-backed   securities,  at  the  dates
indicated.

                                                                                  June 30,
                                                   ---------------------------------------------------------------------
                                                           2000                      1999                 1998
                                                   ---------------------  -----------------------  ---------------------
                                                                           Carrying
                                                    Carrying     % of        Value        % of       Carrying     % of
                                                      Value      Total       Total        Total       Value       Total
                                                   ----------  --------    ---------      -----      --------     -----
                                                                        (Dollars in Thousands)
Securities available for sale:

  Federal agency obligations.....................    $21,952     49.41%     $23,187       53.0%      $13,186      37.94%
  Commercial notes and commercial paper..........      1,499      3.37          237        0.54          242       0.70
  State and local government obligations.........      8,498     19.13        8,343       19.08        9,102      26.19
  Other equity securities........................      9,073     20.43        8,569       19.59        9,468      27.24
                                                     -------    ------      -------      ------
    Total securities available for sale..........     41,022     92.34       40,336       92.22       31,998      92.07
                                                      ------    ------      -------      ------      -------     ------
  FHLB stock.....................................      3,401      7.66        3,401        7.78        2,757       7.93
                                                      ------    ------      -------      ------
    Total securities.............................    $44,423    100.00%     $43,737      100.00%     $34,755     100.00%
                                                     =======    ======      =======      ======      =======     ======

Weighted average remaining life or term to
   repricing, excluding FHLB stock and other
   equity  securities available for sale.........     8.7 yrs.              8.2 yrs.                 6.8 yrs.


Other Interest-Earning Assets:
  Interest-earning deposits with banks...........     $1,102               $    188                 $    386
                                                      ======               ========                 ========

         The composition and maturities of the securities  portfolio,  excluding
mortgage-backed   securities,  FHLB  of  Indianapolis  stock  and  other  equity securities, are indicated in the following table.


                                                                  June 30, 2000
                                 -------------------------------------------------------------------------------------
                                   Less Than      1 to 5        5 to 10        10 Years              Total
                                    1 Year         Years         Years           Over              Securities
                                 ------------    ---------     ---------      ---------      -------------------------
                                   Amortized      Amortized    Amortized       Amortized     Amortized       Market
                                     Cost           Cost         Cost             Cost          Cost          Value
                                 -------------    ----------   ---------       ---------     ---------       -------
                                                               (Dollars in Thousands)

Federal agency
 obligations.................        $   --         $2,499       $18,250         $2,535        $23,284       $21,952
Commercial notes and
  commercial paper...........            --             --            --          1,508          1,508         1,499
State and local
 government obligations......         2,269          1,857           663          3,974          8,763         8,498
                                      -----          -----     ---------         ------        -------       -------

Total debt securities........        $2,269        $4,356        $18,913         $8,017        $33,555       $31,949
                                     ======        =======       =======         ======        =======       =======

Weighted average yield(1)....         5.63%          5.76%         6.62%          7.10%          6.56%


-----------------------
(1) Yields reflected have not been computed on a tax equivalent basis.

         Except for obligations of state and local governments, the Company's securities portfolio at June 30, 2000 contained neither tax-exempt securities nor securities of any issuer with an aggregate book value in excess of 10% of the Company's shareholders' equity, excluding those issued by the United States Government, or its agencies.

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

         The following table sets forth the amortized cost of the Company's mortgage-backed securities at the dates indicated.


                                                                   June 30,
                                                  -------------------------------------------

                                                      2000          1999          1998
                                                  -------------------------------------------
                                                               (In thousands)

Fannie Mae.......................................      $  1,219     $     283     $     454
Ginnie Mae.......................................        10,110        10,290        16,490
Freddie Mac......................................            73           103           137
Other Mortgage-backed Securities.................            --           ---           471
                                                     ----------  ------------    ----------
    Total........................................      $11,402        $10,676       $17,552
                                                       ========       =======       =======

         The following table sets forth the contractual maturities of the Company's mortgage-backed securities based on amortized cost at June 30, 2000. Not considered in the preparation of the table below is the effect of prepayments, periodic principal repayments and the adjustable-rate nature of these instruments.




                                                                            Due in                           June 30,
                                                         -----------------------------------------------      2000
                                                          5 Years    5 to 10     10 to 20     Over 20        Balance
                                                          or Less     Years       Years        Years       Outstanding
                                                         ---------   -------     --------    -----------  -------------
                                                                          (Dollars In Thousands)

Fannie Mae............................................     $   --      $  --         $230      $    789        $ 1,219
Ginnie Mae............................................          4         18            8        10,080         10,110
Freddie Mac...........................................         --         38           35            --             73
                                                           ------      -----        -----     ---------      ---------
     Total............................................     $    4       $ 56         $273       $11,069        $11,407
                                                           ======       ====         ====       =======        =======
Weighted average yield................................      7.28%      8.47%        6.44%         6.83%          6.83%


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

         The following table sets forth the savings flows at the Bank during the periods indicated.

                                                                    Year Ended June 30,
                                                    ---------------------------------------------------
                                                          2000             1999            1998
                                                    ---------------------------------------------------
                                                                    (Dollars in Thousands)

Opening balance.....................................         $130,401        $125,256         $116,118
Purchased deposits..................................              ---             ---              ---
Net deposits........................................           (2,213)            246            4,535
Interest credited...................................            4,917           4,899            4,603
                                                             --------       ---------      -----------

Ending balance......................................         $133,105        $130,401         $125,256
                                                             ========        ========         ========

Net increase........................................         $  2,704       $   5,145       $    9,138
                                                             ========       =========       ==========

Percent increase....................................            2.07%           4.11%            7.87%
                                                                ====            ====             ====


         The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by the Bank at the dates indicated.



                                                                              June 30,
                                        -----------------------------------------------------------------------------------
                                                 2000(1)                       1999                       1998
                                        ------------------------   --------------------------    --------------------------

                                                       Percent                      Percent                       Percent
                                          Amount       of Total     Amount          of Total      Amount          of Total
                                        ----------     ---------   --------         ---------    --------        ----------
                                                                      (Dollars in Thousands)
Interest Rate Range:
-------------------

Passbook Accounts                         $ 37,775      28.38%     $ 45,653            35.01%     $ 44,249         35.32%
Demand accounts(1)                           8,876       6.67         8,171             6.26         6,935          5.54
Money Market Accounts                        2,884       2.17           568             0.44         1,217           .97
NOW Accounts                                 7,539       5.66         6,640             5.09         6,020          4.81
                                          --------     ------      --------           ------

Total Non-Certificates                    $ 57,074      42.88%       61,032            46.80        58,421         46.64
                                          --------     ------      --------           ------      --------        ------

Certificates:
-------------
0.00 - 3.99%                                   --          --            --               --            --            --
4.00 - 5.99%                               37,129       27.89        53,305            40.88        37,894         30.25
6.00 - 7.99%                               38,902       29.23        16,064            12.32        28,722         22.94
8.00 - 9.99%                                   --         --             --            --              219           .17
                                           ------      ------        ------           ------        ------
Total Certificates                          76,031      57.12        69,369            53.20        66,835         53.36
                                          --------     ------      --------           ------      --------        ------
Total Deposits                            $133,105     100.00%     $130,401           100.00%     $125,256        100.00%
                                          ========     ======      ========           ======      ========        ======

------------
(1) Non-interest-bearing accounts.

         The following table shows rate and maturity information for the Bank's certificates of deposit as of June 30, 2000.

                                                  4.00-            6.00-                     Percent
                                                  5.99%            7.99%          Total      of Total
                                                ----------        -------       --------     --------
                                                              (Dollars in Thousands)
Certificate accounts maturing in quarter ending:

September 30, 2000.........................        $17,458         $2,343        $19,801        26.04%
December 31, 2000..........................          6,510          1,332          7,842        10.31
March 31, 2001.............................          3,333            339          3,672         4.83
June 30, 2001..............................          2,394          5,506          7,900        10.39
September 30, 2001.........................          1,371          2,681          4,052         5.33
December 31, 2001..........................            485          1,094          1,579         2.08
March 31, 2002.............................            962          2,530          3,492         4.59
June 30, 2002..............................            424         14,609         15,033        19.77
September 30, 2002.........................            416          2,851          3,267         4.30
December 31, 2002..........................            424          1,219          1,643         2.16
March 31, 2003.............................            535          1,112          1,647         2.17
June 30, 2003..............................            393          1,368          1,761         2.32
Thereafter.................................          2,424          1,918            342         5.71
                                                 ---------      ---------      ---------     --------
     Total.................................        $37,129        $38,902        $76,031       100.00%
                                                   =======        =======        =======       ======
Percent of total...........................         48.83%         51.17%        100.00%
                                                   ======         ======         ======


         The following table indicates the amount of the Bank's certificates of deposit and other deposits by time remaining until maturity as of June 30, 2000.

                                                                        Maturity
                                                    -----------------------------------------------------
                                                                     Over          Over
                                                      3 Months      3 to 6        6 to 12        Over
                                                      or Less       Months        Months       12 months      Total
                                                     ----------    --------      --------      ----------     -----
                                                                           (In Thousands)
Certificates of deposit less than $100,000.......      $15,922        $5,292      $ 8,710       $30,905      $60,829

Certificates of deposit of $100,000 or more......        3,332         2,338        2,513         5,899       14,082

Public funds(1)..................................          544           211          353           12         1,120
                                                    ----------   -----------   ----------  ------------    ---------

Total certificates of deposit....................      $19,798       $7,841       $11,576      $36,816       $76,031
                                                       =======       =======      =======      ========      =======

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

         First Federal's borrowings historically have consisted of advances from the FHLB of Indianapolis upon the security of a blanket collateral agreement of a percentage of unencumbered loans. Such advances can be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At June 30, 2000, the Bank had $64.2 million in FHLB advances, and a $1 million overdraft line of credit was available from the FHLB.

         From time to time, First Federal has entered into repurchase agreements through a nationally recognized broker-dealer firm. These agreements are accounted for as borrowings by the Bank and are secured by certain of the Bank's securities. The broker-dealer takes possession of the securities during the period that the repurchase agreement is outstanding. The terms of the agreements have typically ranged from 30 days to a maximum of six months. The proceeds of these transactions are used to meet cash flow needs of the Bank. At June 30, 2000, the Bank had no repurchase agreements outstanding.

         The following table sets forth the maximum month-end balance and average balance of FHLB advances and line of credit from the FHLB and securities sold under agreements to repurchase at the dates indicated.

                                                                              Year Ended June 30,
                                                                  ----------------------------------------------
                                                                       2000             1999            1998
                                                                  --------------  ----------------  ------------
                                                                              (Dollars in Thousands)
Maximum Balance:
---------------
FHLB advances and line of credit.................................        $66,300       $66,300        $51,500
Securities sold under agreements to repurchase...................            ---           ---            ---

Average Balance:
---------------
FHLB advances and line of credit.................................         64,770        62,106         49,543
Securities sold under agreements to repurchase...................            ---           ---            ---

Average Rate Paid On:
--------------------
FHLB advances and line of credit.................................          5.68%         5.73%          5.98%
Securities sold under agreements to repurchase...................            ---           ---            ---



         The following table sets forth the Bank's borrowings at the dates indicated.

                                                            Year Ended June 30,
                                                   --------------------------------------

                                                      2000           1999          1998
                                                   ----------  --------------  ----------
                                                        (Dollars in Thousands)
FHLB advances and line of credit..................   $64,200       $66,300        $51,500
Due to brokers....................................      ---            ---          5,000
                                                   ---------   -----------       --------
    Total borrowings..............................   $64,200       $66,300        $56,500
                                                     =======       =======        =======



Subsidiary Activities

         As a federally chartered savings association, First Federal is permitted by OTS regulations to invest up to 2% of its assets, or $4.4 million at June 30, 2000, in the stock of, or loans to, service corporation subsidiaries. First Federal may invest an additional 1% of its assets in service corporations where such additional funds are used for inner city or community development purposes. In addition to investments in service corporations, federal associations are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities which a federal association may engage in directly. First Federal had no subsidiaries at June 30, 2000.

Regulation

         General. First Federal is a federally chartered savings bank, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. Accordingly, First Federal is subject to broad federal regulation and oversight extending to all its operations. The Bank is a member of the FHLB of Indianapolis and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). As the savings and loan holding company of First Federal, the Company also is subject to federal regulation and oversight. The purpose of the regulation of the Holding Company and other savings and loan holding companies is to protect subsidiary savings associations. The Bank is a member of the Savings Association Insurance Fund ("SAIF"), which together with the Bank Insurance Fund (the "BIF") are the two deposit insurance funds administered by the FDIC, and the deposits of the Bank are insured by the FDIC. As a result, the FDIC has certain regulatory and examination authority over the Bank.

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

         All savings associations are subject to a semi-annual assessment, based upon the association's total assets, to fund the operations of the OTS. The Bank's OTS assessment for the fiscal year ended June 30, 2000 was approximately $54,000.

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

         In addition, the investment, lending and branching authority of the Bank is prescribed by federal laws, and it is prohibited from engaging in any activities not permitted by such laws. For instance, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal associations in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the OTS. Federal savings associations are also generally authorized to branch nationwide. At June 30, 2000, First Federal was in compliance with each of the noted restrictions.

         The Bank's general permissible lending limit for loans-to-one borrower is the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At June 30, 2000, the Bank's lending limit under this restriction was approximately $2.9 million. First Federal is in compliance with the loans-to-one borrower limitation.

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

         The FDIC's deposit insurance premiums are assessed through a risk-based system, under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period. As of June 30, 2000, the Bank met the requirements of a well- capitalized institution.

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

         The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with this requirement. At June 30, 2000, First Federal did not have any unamortized purchased mortgage servicing rights, but did have certain intangible assets related to the purchase of the branch in South Whitley, Indiana.

         The OTS regulations establish special capitalization requirements for savings associations that own subsidiaries. As of June 30, 2000, the Bank had no subsidiaries.

         At June 30, 2000, the Bank had tangible capital of $17.2 million, or 7.92% of adjusted total assets, which is approximately $8.5 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

         The capital standards also require core capital equal to at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At June 30, 2000 the Bank had certain intangible assets related to the branch purchase which were subject to these tests.

         At June 30, 2000, the Bank had core capital equal to $17.2 million, or 7.9% of adjusted total assets, which is $8.5 million above the minimum leverage ratio requirement of 3% as in effect on that date.

         The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At June 30, 2000, First Federal had no capital instruments that qualify as supplementary capital and $2.0 million of general loss reserves, which was $300,000 more than 1.25% of risk-weighted assets.

         Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. First Federal had no such exclusions from capital and assets at June 30, 2000.

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

         On June 30, 2000, the Bank had total risk-based capital of $18.9 million (including $17.2 million in core capital and $1.7 million in qualifying supplementary capital) and risk-weighted assets of $139.2 million (including, converted off-balance sheet assets); or total capital of 13.6% of risk-weighted assets. This amount was $7.8 million above the 8.0% requirement in effect on that date.

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

         Limitations on Dividends and Other Capital Distributions. OTS regulations impose various restrictions or requirements on savings associations with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. OTS regulations permit a federal savings association to pay dividends in any calendar year equal to net income for that year plus retained earnings for the preceding two years.

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

         Penalties may be imposed upon associations for violations of the liquid asset ratio requirement. At June 30, 2000, the Bank was in compliance with the requirement with an overall liquid asset ratio of 7.03%.

         Qualified Thrift Lender Test. All savings associations, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. At June 30, 2000, the Bank met the test and has always met the test since its effectiveness.

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

         Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the OTS. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must be made on substantially the same terms and conditions as loans to unaffiliated persons. At June 30, 2000, the Bank was in compliance with the above restrictions.

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

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At June 30, 2000, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "- Liquidity."

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

         As a member, First Federal is required to purchase and maintain stock in the FHLB of Indianapolis. At June 30, 2000, First Federal had $3.4 million in FHLB stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB stock. Over the past five fiscal years such dividends have averaged 8.0% and were 8.0% for the fiscal year ended June 30, 2000.

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

         For the year ended June 30, 2000, dividends paid by the FHLB of Indianapolis to First Federal totaled $272,000and was approximately $259,000 in fiscal year 1999. The $272,000 dividend received for the fiscal year ended June 30, 2000 reflects an annualized rate of 8.0%.

         Federal Taxation. In addition to the regular income tax, corporations, including savings associations such as the Bank, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income.

         A portion of the Bank's reserves for losses on loans may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of June 30, 2000, the portion of the Bank's reserves subject to this treatment for tax purposes totaled approximately $1.2 million.

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

Employees

         At June 30, 2000, the Company and its affiliates had a total of 61 employees, including 11 part-time employees. The Company's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

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

         Roger K. Cromer, age 35, is President and Chief Executive Officer of the Company and First Federal, positions he has held since April 2000, and also serves as Treasurer and Chief Financial Officer of the Company and First Federal, positions he has held since October 1998. Prior to joining First Federal, Mr. Cromer was employed by 1st Source Corporation located in South Bend, Indiana from 1988 to 1998 in a variety of positions, including Accounting Manager from 1995 to 1998.

         Christine Noonan, age 50, is Vice President and Chief Operations Officer and Secretary of First Federal Savings Bank, and also serves as Secretary of FFW Corporation. Mrs. Noonan joined First Federal in 1987 as secretary to the President and became the Data Processing Manager in 1989. Other duties over the years include new accounts, customer service, IRA administrator, loan clerk, mortgage lending, and compliance. Prior to joining First Federal, Mrs. Noonan worked for a company in Warsaw for nine years that handled all aspects of qualified pension plans and financial planning.

Item 2.           Description of Property

         The Bank conducts its business at its main office and three other locations in its primary market area. The Bank owns all of its offices. The total net book value of the Bank's premises and equipment (including land, buildings and furniture, fixtures and equipment) at June 30, 2000 was $2.0 million. See Note 6 of Notes to Consolidated Financial Statements in the Annual Report attached as Exhibit 13. The following table sets forth information relating to each of the Bank's offices as of June 30, 2000.


                                           Date             Total Approximate
                Location                 Acquired            Square Footage
-----------------------------------------------------------------------------


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



Item 4.           Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 2000.

                                     PART II

Item 5.           Market for Common Equity and Related Stockholder Matters

         Page 34 of the attached 2000 Annual Report to Stockholders is herein incorporated by reference.

Item 6.           Management's Discussion and Analysis or Plan of Operation

         Pages 5 through 11 of the attached 2000 Annual Report to Stockholders are herein incorporated by reference.

Item 7.           Financial Statements

         The following information appearing in the Company's Annual Report to Stockholders for the year ended June 30, 2000, is incorporated by reference in this Annual Report on Form 10-KSB as Exhibit 13.

                                                                        Pages in
                                                                         Annual
Annual Report Section                                                    Report

Report of Independent Auditors......................................       12

Consolidated Balance Sheets as of June 30, 2000 and 1999............       13

Consolidated Statements of Income
Years Ended June 30, 2000, 1999 and 1998............................       14

Consolidated Statement of Changes in Shareholders' Equity
Years Ended June 30, 2000, 1999 and 1998............................       15
Consolidated Statements of Cash Flows
Years Ended June 30, 2000, 1999 and 1998............................       16

Notes to Consolidated Financial Statements..........................    17 to 32

         With the exception of the information listed in Items 5-7 above, the Company's Annual Report to Stockholders for the year ended June 30, 2000, is not deemed filed as part of this Annual Report on Form 10-KSB.

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

                                    PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act

Directors

         Information concerning Directors of the Company is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in October 2000, a copy of which will be filed not later than 120 days after the close of the fiscal year.

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

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended June 30, 2000, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with except for the inadvertent failure to timely report on Form 4 one transaction by each of Thomas L. Frank, a director of the Company, and Nicholas M. George, the former President and Chief Executive Officer of the Company.

Item 10.          Executive Compensation

         Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in October 2000, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11.          Security Ownership of Certain Beneficial Owners and Management

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in October 2000, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.          Certain Relationships and Related Transactions

         Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in October 2000, a copy of which will be filed not later than 120 days after the close of the fiscal year.

                                     PART IV

Item 13.          Exhibits and Reports on Form 8-K

         (a)  Exhibits

         See Index to Exhibits.

         (b)  Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       FFW CORPORATION



Date:    September 28, 2000                  By: /s/ Roger K. Cromer
         -------------------------               --------------------
                                                 ROGER K. CROMER
                                                (Duly Authorized Representative)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Wayne W. Rees                        /s/ Roger K. Cromer
----------------------------------       -------------------
WAYNE W. REES, Chairman of the           ROGER K. CROMER,
Board                                    President and Chief Executive Officer
                                          and Chief Financial Officer (Principal
                                          Executive and Operating Officer and
                                          Principal Financial and Accounting
                                          Officer)

Date:    September 28, 2000              Date:  September 28, 2000
         -------------------------              ------------------


/s/ Joseph W. McSpadden                  /s/ J. Stanley Myers
----------------------------------       --------------------
JOSEPH W. MCSPADDEN, Director            J. STANLEY MYERS, Director

Date:    September 28, 2000              Date:  September 28, 2000
         -------------------------              ------------------



/s/ Ronald D. Reynolds                   /s/ Thomas L. Frank
----------------------------------       -------------------
RONALD D. REYNOLDS, Director             THOMAS L. FRANK, Director

Date:    September 28, 2000              Date:  September 28, 2000
         -------------------------              ------------------

                                Index to Exhibits

                                                                 Reference to
                                                                 Prior Filing
 Regulation S-B                                                   or Exhibit
    Exhibit                                                         Number
     Number                    Document                         Attached Hereto
--------------------------------------------------------------------------------
     3(i)     Articles of Incorporation, including amendments          *
              thereto
     3(ii)    By-Laws                                                  *
     4        Instruments defining the rights of security holders,     *
              including debentures
    10        Executive Compensation Plans and Arrangements
              (a) Employment Contract between Roger K.                 **
                 Cromer and the Bank
              (b)  1992 Stock Option and Incentive Plan                *
              (c)  Management Recognition and Retention Plan          ***
              (d)  1998 Omnibus Incentive Plan                        ****
    11        Statement re:  computation of per share earnings       *****
    13        Annual Report to Security Holders                        13
    21        Subsidiaries of Registrant                               21
    23        Consents of Experts and Counsel                          23
    27        Financial Data Schedule                                  27

-----------------------
* Filed as an Exhibit to the Company's Form S-1 Registration Statement filed on December 21, 1992 (File No. 33-56110) pursuant to Section 5 of the Securities Act of 1933. Such previously filed document is hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.
** Filed as Exhibit 10(b) to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999 (File No. 0-21170). This previously filed document is incorporated herein by reference in accordance with Item 601 of Regulation S-B.
*** Filed as Exhibit 10-1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1994 (File No. 0-21170). This previously filed document is hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.
****       Filed as an Exhibit to the Company's  Definitive  Proxy  Statement on
           Schedule 14A on September 25, 1998 (File No. 0-21170). This previously filed document is hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.
***** See Note 2 of Notes to Consolidated Financial Statements included in the Annual Report to Security Holders under Exhibit 13.