Form 10QSB
period 2000-09-30
FFW CORP
filed 2000-11-20
CIK 895401

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

  [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                         Commission File Number 0-21170


                                 FFW CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Delaware                                      35-1875502
--------------------------------             ----------------------------------
(State or other jurisdiction of               (I.R.S. Employer identification
 incorporation or organization)                           or Number)


                    1205 North Cass Street, Wabash, IN 46992
                  --------------------------------------------
                    (Address of principal executive offices)


                                 (219) 563-3185
                           ---------------------------
                           (Issuer's telephone number)


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

                                 Yes [ X ]   No [  ]


State the number of Shares outstanding of each of the issuer's classes of common equity, as of the latest date:


As of November 14, 2000, there were 1,424,627 shares of the Registrant's common stock issued and outstanding.

                                 FFW CORPORATION

                                      INDEX


PART I.  FINANCIAL INFORMATION                                        PAGE NO.

Item 1.    Consolidated Condensed Financial Statements

              Consolidated Balance Sheets September 30, 2000             3
              and June 30, 2000

              Consolidated  Statements  of Income for the                4
              three months ended September 30, 2000 and 1999.

              Consolidated Statements of Cash Flows for the three        5
              months ended September 30, 2000 and 1999.

              Notes to Consolidated Condensed Financial Statements       7


Item 2.    Management's Discussion and Analysis of Financial             8
           Condition and Results of Operations



PART II. OTHER INFORMATION


         Items 1-6                                                      12

         Signature Page                                                 13

                          PART I: FINANCIAL INFORMATION
                                 FFW CORPORATION
                           CONSOLIDATED BALANCE SHEETS


ASSETS :
-------

                                                                                               (Unaudited)
                                                                                               September 30          June 30
                                                                                                   2000                2000
                                                                                                  -----                ----
     Cash and due from financial institutions ...........................................    $   6,180,228       $   4,152,652
     Interest-earning deposits in financial institutions - short term ...................        2,845,653           1,101,766
                   Cash and cash equivalents ............................................        9,025,881           5,254,418
     Securities available for sale ......................................................       51,007,596          52,026,138
     Loans receivable, net of allowance for loan losses of $2,897,271 at September 30
                   and $1,961,318 at June 30 ............................................      152,153,900         150,810,106
     Federal Home Loan Bank stock, at cost ..............................................        3,400,900           3,400,900
     Accrued interest receivable ........................................................        1,537,224           1,666,265
     Premises and Equipment-net .........................................................        1,985,413           2,028,386
    Investment in limited partnership ...................................................          548,754             561,254
     Other assets .......................................................................        2,934,010           3,289,565
                                  Total Assets ..........................................    $ 222,593,678       $ 219,037,032
                                                                                             =============       =============

LIABILITIES AND SHAREHOLDERS' EQUITY:

Liabilities:
     Non-interest-bearing demand deposits ...............................................    $   9,446,542       $   8,875,968
     Savings, Now and MMDA deposits .....................................................       47,442,567          48,198,026
     Other time deposits ................................................................       79,838,652          76,030,606
                                                                                             -------------       -------------
                   Total Deposits .......................................................      136,727,761         133,104,600
     Federal Home Loan Bank advances ....................................................       62,167,542          64,167,542
     Obligation relative to limited partnership .........................................                0              75,000
     Accrued Interest Payable ...........................................................          984,474             285,680
     Accrued expenses and other liabilities .............................................        2,949,337           1,789,290
                                                                                            -------------       -------------
                  Total Liabilities ....................................................      202,829,114         199,422,112

Shareholders' Equity:

     Preferred stock, $.01 par value, 500,000 shares authorized none issued .............               --                  --
     Common stock, $.01 par value, 2,000,000 shares authorized, 1,808,013 shares
          Issued and 1,424,627 outstanding at September, 30 2000; 1,807,013 shares
          issued and 1,423,627 shares outstanding at June 30, 2000 ......................           18,080              18,070
     Additional paid-in capital .........................................................        9,233,118           9,228,128
     Retained earnings - substantially restricted .......................................       15,325,297          15,547,131
     Accumulated other comprehensive income .............................................       (1,119,471)         (1,479,969)
     Unearned Management Retention Plan shares ..........................................          (66,374)            (72,354)
     Treasury Stock at cost, 383,386 on September 30, 2000 and 383,386 at
                   June 30, 2000 ........................................................       (3,626,086)         (3,626,086)
                                                                                             -------------       -------------
                     Total Shareholders' equity .........................................       19,764,564          19,614,920

                                  Total Liabilities and Shareholders' Equity ............    $ 222,593,678       $ 217,488,894
                                                                                             =============       =============

                               3

                          PART I: FINANCIAL INFORMATION
                                 FFW CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                   Three Months Ended
                                                                      September 30
                                                                 2000              1999
                                                                 ----              ----
Interest Income:
     Loans Receivable
                   Mortgage loans .....................      $ 1,507,412       $ 1,448,176
                   Consumer and other loans ...........        1,869,445         1,763,937
     Securities
                   Taxable ............................          849,311           771,092
                   Nontaxable .........................          112,777           112,634
     Other Interest-earning assets ....................           29,315            32,807

                   Total Interest Income ..............        4,368,260         4,128,646

Interest Expense :

     Deposits .........................................        1,651,863         1,456,162
     Other ............................................          984,535           910,309
                                                             -----------       -----------
                   Total Interest Expense .............        2,636,398         2,366,471
                                                             -----------       -----------

Net Interest Income ...................................        1,731,862         1,762,175

               Provision for Loan Losses ..............        1,035,000           135,000
                                                             -----------       -----------

Net interest income after provision for loan losses ...          696,862         1,627,175

Non-interest income :

     Net (loss) on sale of interest-earning assets ....          (33,427)          (33,550)
     Net unrealized gain or loss on loans held for sale               --                --
     Other ............................................          328,520           305,771
                                                             -----------       -----------
                   Total Non-Interest Income ..........          295,093           272,221

Non-Interest Expense :

     Compensation and Benefits ........................          520,901           543,410
     Occupancy and equipment ..........................           96,527            94,786
     Data Processing Expense ..........................          115,228           107,561
     Other ............................................          340,866           321,014
                                                             -----------       -----------
                   Total Non-Interest Expense .........        1,073,522         1,066,771
                                                             -----------       -----------

Income (Loss) before income taxes .....................          (81,567)          832,625

               Income Tax Expense (Benefit) ...........          (46,973)          298,584
                                                             -----------       -----------

Net Income (Loss) .....................................      $   (34,594)      $   534,041
                                                             ===========       ===========

Comprehensive Income (Loss) ...........................      $   325,904       $   (60,278)
                                                             ===========       ===========

Earnings (Losses) per common and common equivalent shares :

               Basic ..................................      $      (.02)      $       .37
               Diluted ................................      $      (.02)      $       .37

                          PART I: FINANCIAL INFORMATION
                                 FFW CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                     Three Months Ended
                                                                                         September 30
                                                                                     2000              1999
                                                                                     ----              ----
Cash flows from operating activities :

Net Income (Loss) .....................................................      $   (34,594)      $   534,041
Adjustments to reconcile net income to net cash
     from operating activities :

     Depreciation and amortization, net of accretion ..................          (12,524)           (3,970)
     Provision for loan losses ........................................        1,035,000           135,000
     Net (gains) losses on sale of :
              Securities available for sale ...........................                0            34,207
              Loans held for sale .....................................           (8,010)             (657)
              Foreclosed estate owned and repossessed assets ..........                0           (10,506)
     Origination of loans held for sale ...............................         (784,000)         (132,000)
     Proceeds from sale of loans held for sale ........................          792,010           132,657
     ESOP expenses ....................................................                0            79,710
     Net change in accrued interest receivable and other
              assets ..................................................          228,006          (275,216)
     Amortization of goodwill and core deposit intangibles ............           39,087            39,087
     Net change in accrued interest payable, accrued
              expenses and other liabilities ..........................        1,864,821         1,085,143
                                                                             -----------       -----------
                             Total adjustments ........................        3,154,390         1,083,455
                                                                             -----------       -----------
              Net cash from operating activities ......................        3,119,796         1,617,496

Cash flows from investing activities :
     Proceeds from :
              sales/calls of securities available for sale ............        1,750,000         2,980,940
              Maturities of securities available for sale .............           95,000           415,000
     Purchase of :
               Securities available for sale ..........................         (212,499)       (3,997,786)
              Federal Home Loan Bank Stock ............................                0                 0
     Principal collected on mortgage- backed securities ...............           45,922            84,832
     Net change in loans receivable ...................................       (2,482,509)       (1,109,119)
     Net purchases premises and equipment .............................           (7,533)          (17,891)
     Investment in limited partnership ................................          (75,000)                0
     Proceeds from sales of other real estate and
              Repossessed assets ......................................           97,365           229,759
                                                                             -----------       -----------
              Net cash from investing activities ......................         (789,254)       (1,414,265)

                          PART I: FINANCIAL INFORMATION
                                 FFW CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)


                                                                 Three Months Ended
                                                                    September 30
                                                              2000                 1999
                                                              ----                 ----
Cash flows from financing activities :

     Net increase in deposits ......................      $  3,623,161       $  5,113,475
     Proceeds from short-term borrowings ...........        20,889,047          7,662,781
     Payment on short-term borrowings ..............       (22,889,047)        (8,085,907)
     Purchase of Treasury Stock ....................                 0           (415,895)
     Proceeds from exercising of stock options .....             5,000             49,885
     Cash dividends paid ...........................          (187,240)          (172,614)
                                                          ------------       ------------
              Net cash from financing activities ...         1,440,921          4,151,725

Net increase (decrease) in cash and cash equivalents         3,771,463          4,354,956
Cash and cash equivalents at beginning of period ...         5,254,418          4,839,235
                                                          ------------       ------------

Cash and cash equivalents at end of period .........      $  9,025,881       $  9,194,191
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

               In  the  opinion  of  management,   the  Consolidated   Condensed
Financial Statements contain all adjustments (consisting only of normal recurring adjustments) necessary to represent fairly the financial condition of FFW Corporation as of September 30, 2000 and June 30, 2000 and the results of its operations, for the three months ended September 30, 2000 and 1999. Financial Statement reclassifications have been made for the prior period to conform to classifications used as of and for the period ended September 30, 2000.

               Operating results for the three months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 2001.


(2)  Securities

Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, requires derivative instruments be carried at fair value on the balance sheet. The statement continues to allow derivative instruments to be used to hedge various risks and sets fourth specific criteria to be used to determine when hedge accounting can be used. The statement also provides for offsetting changes in fair value or cash flows of both the derivative and the hedged asset or liability to be recognized in earnings in the same period; however, any changes in fair value of cash flow that represent the ineffective portion of a hedge are required to be recognized in earnings and cannot be deferred. For derivative instruments not accounted for as hedges, changes in fair value are required to be recognized in earnings. The adoption of this statement on July 1, 2000, did not have a material effect on the consolidated financial statements.

                                     PART II
                                 FFW CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

GENERAL

               The accompanying Consolidated Condensed Financial Statements include the accounts of FFW Corporation (the "Company") and its wholly owned subsidiaries, First Federal Savings Bank of Wabash (the "Bank") and FirstFed Financial of Wabash, Inc. All significant inter-company transactions and balances are eliminated in consolidation. The Company's results of operations are primarily dependent on the Bank's net interest margin, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The Bank's net income is also affected by the level of its non-interest expenses, such as employee compensation and benefits, occupancy expenses, and other expenses.


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


       COMPARISON OF THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

               Net loss for the three-month period ended September 30, 2000 was $(35,000) compared to net income of $534,000 for the equivalent period in 1999. This substantial decrease and loss was primarily the result of a $900,000 increase in the provision for loan loss for the period in 2000.

               Diluted net loss per common share was $(0.02) for the three-month period ending September 30, 2000 compared to diluted net income per common share of $0.37 for the equivalent period in 1999. Return on average shareholders' equity was (0.69)% for the three months ended September 30, 2000, compared to 10.94% in 1999. The return on total average assets was (0.06)% for the three months ended September 30, 2000, compared to 0.96% in 1999.

NET INTEREST INCOME

               The net interest income for the three-month period ended September 30, 2000, was $1,732,000 compared to $1,762,000, a decrease of 1.7% over the same period in 1999, resulting in a net yield of 3.29% compared to 3.35% in 1999.

               Total average earning assets increased slightly, by $94,000, for the three-month period ended September 30, 2000, over the comparative period in 1999. Total average investment securities increased $1,288,000 for the three-month period over one-year ago. Total average loans decreased $210,000 for the three-month period over one-year ago. The yields on total average earning assets were 8.30% and 7.85% for the three-month periods ended September 30, 2000, and 1999.

               The following tables set forth consolidated information regarding average balances and rates.

                                    FFW Corp
                               Three Months Ending
                                 (In Thousands)

                                                                9/30/2000                               9/30/1999
                                                    Average                   Average        Average                  Average
                                                    Balance      Interest      Rate          Balance     Interest      Rate
                                                    -------      --------      ----          -------     --------      ----
Interest-earning assets:
------------------------

Loans ............................................   $ 154,059    $   3,377      8.77%         $ 154,269   $   3,211      8.33%
Securities .......................................      55,341          962      6.95%            54,053         884      6.54%
Other interest-earning assets ....................       1,032           30     10.99%             2,016          33      6.55%
                                                     ---------    ---------                    ---------   ---------
     Total interest-earning assets ...............     210,432        4,369      8.30%           210,338       4,128      7.85%

     Non interest-earning assets
Cash and due from ................................       5,012                                     5,163
Allowance for loan losses ........................      (2,045)      (1,633)
Other non interest-earning assets ................       5,852                                     6,659
                                                     ---------    ---------
     Total assets ................................   $ 219,251                                 $ 220,527
                                                     =========                                 =========

Interest-bearing liabilities:
-----------------------------

Interest-bearing deposits ........................   $ 125,038        1,652      5.28%         $ 124,738       1,456      4.67%
FHLB advances ....................................      64,017          985      6.15%            65,949         910      5.52%
                                                     ---------    ---------                    ---------   ---------

     Total interest-bearing liabilities ..........     189,055        2,637      5.58%           190,687       2,366      4.96%
                                                     ---------    ---------                    ---------   ---------

Non interest-bearing deposit accounts ............       9,195                                     8,838
Other non interest-bearing liabilities ...........       1,059                                     1,586
                                                     ---------                                 ---------
     Total liabilities ...........................     199,309                                   201,111
Shareholders' equity .............................      19,942                                    19,416
                                                     ---------                                 ---------
     Total liabilities and shareholders equity ...   $ 219,251                                 $ 220,527
                                                     =========                                 =========
Net interest income ..............................                $   1,732                                 $   1,762
                                                                  =========                                 =========
Net interest margin ..............................                               3.29%                                    3.35%


PROVISION FOR LOAN LOSSES

               The provision for loan losses was $1,035,000 for the three-month period ended September 30, 2000 and $135,000 for the same period in 1999. Changes in the provision for loan losses are attributed to management's analysis of the adequacy of the allowance for loan losses to address recognizable and currently anticipated losses. Net charge-offs of $99,000 have been recorded for the three-month period ended September 30, 2000, compared to $106,000 of net charge-offs for the same period in 1999. The allowance for loan losses was $2,897,000 or 1.90% of net loans as of September 30, 2000, compared to $1,962,000 or 1.30% of net loans at June 30, 2000.

               Subsequent to September 30, 2000, the Company became aware of circumstances that had occurred involving loans the Bank had originated to a single borrower. Management is currently in the process of evaluating the applicable collateral of automobiles and lease receivables. As a result of these circumstances and based on the information currently available, management has concluded that a loss is probable and, accordingly, has classified $900,000 of the Bank's allowance for loan losses as a specific reserve on the borrower's outstanding balance of approximately $1.9 million. In addition, these loans are considered to be impaired at September 30, 2000. These circumstances have necessitated an increase of $900,000 in the Bank's provision for loan loss compared to the like period in 1999.

Information regarding impaired loans is as follows for the periods ended:

                                                                   Sept. 30, 2000      June 30, 2000
                                                                            -----              -----
     Impaired loans with no allowance for loan losses allocated
     Impaired loans with allowance for loan losses allocated            2,620,281            754,116
     Amount of allowance allocated                                      1,232,711            234,667


               The Company establishes an allowance for loan losses based on an evaluation of risk factors in the loan portfolio and changes in the nature and volume of its loan activity. This evaluation includes, among other factors, the level of the Company's classified and non-performing assets and their estimated value, the national outlook which may tend to inhibit economic activity and depress real estate and other values in the Company's primary market area, regulatory issues and historical loan loss experience. Accordingly, the calculation of the adequacy of loan losses is not based directly on the level of non-performing loans. Although management believes it uses the best information available to determine the allowances, unforeseen market conditions or other unforeseen events could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the determination. In addition, a determination by the Company's main operating subsidiary, First Federal, as to the classification of its assets and the amount of its valuation allowances is subject to review by the Office of Thrift Supervision, which may order the establishment of additional general or specific reserve allowances. It is management's opinion that the allowance for loan losses is adequate to absorb existing losses in the loan portfolio as of September 30, 2000.


NON-INTEREST INCOME

               Non-interest income for the three-month periods ended September 30, 2000 and 1999 was $295,000 and $272,000, respectively. This $23,000 increase from the prior period is primarily the result of increased fee income collected.

NON-INTEREST EXPENSE

               Non-interest expense for the three-month period ended September 30, 2000, was $1,074,000, an increase of $7,000, 0.6%, compared to the same period in 1999. For the three-month period ended September 30, 2000, compensation and employee benefits decreased 4.1%, occupancy and equipment expense increased 1.8%, data processing expense increased 7.1% and other non-interest expense increased 6.2% over the same period in 1999.


INCOME TAXES

               The provision for income taxes for the three-month period ended September 30, 2000, was a benefit of $(47,000). This compares to an expense of $299,000 for the comparable period in 1999. The provision for income taxes for the three months ended September 30, 2000, is at a rate which management believes approximates the effective rate for the year ending June 30, 2001.


REGULATORY CAPITAL REQUIREMENTS

               Pursuant to the Financial Institution Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), savings institutions must meet three separate minimum capital-to-asset requirements. As of September 30, 2000, the Bank maintains risk-based, core capital and tangible capital ratios of 13.27%, 7.72% and 7.72% compared to capital requirements of 8.00%, 4.00% and 1.50%, respectively.


LIQUIDITY

The standard measure of liquidity for savings associations is the ratio of cash and eligible investments to a certain percentage of net withdrawable savings accounts and borrowings due within one year. The minimum required ratio is currently set by the Office of Thrift Supervision Regulation at 5.0%. At September 30, 2000, the Bank's liquidity ratio was 10.23%.

                           Part II - Other Information

               As of September 30, 2000, management is not aware of any current recommendations by regulatory authorities which, if they were to be implemented, would have or are reasonably likely to have a material adverse effect on the Company's liquidity, capital resources or operations.

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
           ---------------------------------------------------

               The Annual Meeting of Shareholders (the "Meeting") of FFW Corporation was held on October 24, 2000. The matters approved by shareholders at the Meeting and the number of votes cast for, against or withheld (as well as the number of abstentions and broker non-votes) as to each matter are set below:




                             PROPOSAL                              NUMBER OF VOTES
                             --------                              ---------------
                                                                   FOR         WITHHELD
                                                                   ---         --------
Election of the following Directors for a three-year term
               Wayne W. Rees   ...............................  1,197,627       13,400
               Ronald D. Reynolds.............................  1,208,927        2,100

                                                                   FOR          AGAINST      ABSTAIN
                                                                   ---          -------      -------
Ratification of Crowe Chizek as auditors for the fiscal
year ending June 30, 2001.....................................  1,099,622        108,605      2,800



Item 5  -  Other Information

               Not Applicable

Item 6  -  Exhibits and Reports on Form 8-K

               Not Applicable

                                   SIGNATURES



Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      FFW CORPORATION
                                      Registrant




Date:       November 20, 2000         /S/ Roger  K.  Cromer
    ---------------------------       -------------------------------
                                      Roger K. Cromer
                                      President and Chief Executive Officer




Date:       November 20, 2000         /S/ Timothy A.  Sheppard
    ---------------------------       -------------------------------
                                      Timothy A. Sheppard
                                      Treasurer and Chief Accounting Officer