Form 10QSB
period 2000-12-31
FFW CORP
filed 2001-02-14
CIK 895401

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934

      For the quarterly period ended December 31, 2000

                                       OR

 ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________ to ________

                         Commission File Number 0-21170

                                 FFW CORPORATION
        (Exact name of small business issuer as specified in its charter)

            Delaware                                 35-1875502
  (State or other jurisdiction                    (I.R.S. Employer
of incorporation or organization)           of incorporation or Number)

                    1205 North Cass Street, Wabash, IN 46992
                    (Address of principal executive offices)

                                 (219) 563-3185
                           (Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X    No ___

Transitional Small Business Disclosure Format (check one):

                Yes ___                         No X

State the number of Shares outstanding of each of the issuer's classes of common equity, as of the latest date:

As of February 13, 2001, there were 1,424,627 shares of the Registrant's common stock issued and outstanding.

                                 FFW CORPORATION

                                      INDEX

PART I.  FINANCIAL INFORMATION                                          PAGE NO.

Item 1.  Consolidated Condensed Financial Statements

             Consolidated Balance Sheets December 31, 2000                3
             and June 30, 2000

             Consolidated  Statements  of  Income  for the  three and     4
             six months ended December 31, 2000 and 1999.

             Consolidated  Statements  of Cash  Flows  for the six        5
             months ended December 31, 2000 and 1999.

             Notes to Consolidated Condensed Financial Statements         7


Item 2.  Management's Discussion and Analysis of Financial                8
         Condition and Results of Operations


PART II. OTHER INFORMATION

         Items 1-6                                                       13

         Signature Page                                                  14

                          PART I: FINANCIAL INFORMATION
                                 FFW CORPORATION

                           CONSOLIDATED BALANCE SHEETS


ASSETS:                                                                                      (Unaudited)
-------                                                                                      December 31         June 30
                                                                                                2000              2000
                                                                                            -------------    -------------
       Cash and due from financial institutions.........................................    $   5,436,084    $   4,152,652
       Interest-earning deposits in financial institutions - short term.................        3,231,795        1,101,766
                                                                                            -------------    -------------
                 Cash and cash equivalents .............................................        8,667,879        5,254,418
       Securities available for sale ...................................................       51,082,951       52,026,138
       Loans receivable, net of allowance for loan losses of $1,878,143 at December 31
                 and $1,961,318 at June 30 .............................................      151,317,820      150,810,106
       Federal Home Loan Bank stock, at cost ...........................................        3,400,900        3,400,900
       Accrued interest receivable .....................................................        1,537,225        1,666,265
       Premises and Equipment-net.......................................................        2,084,732        2,028,386
          Investment in limited partnership.............................................          536,254          561,254
       Other assets ....................................................................        2,721,366        3,289,565
                                                                                            -------------    -------------
                           Total Assets.................................................    $ 221,349,127    $ 219,037,032
                                                                                            =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY:
-------------------------------------

Liabilities:

       Non-interest-bearing demand deposits.............................................    $   8,956,432    $   8,875,968
       Savings, NOW and MMDA deposits...................................................       46,379,740       48,198,026
       Other time deposits..............................................................       83,855,474       76,030,606
                                                                                            -------------    -------------
                 Total Deposits.........................................................      139,191,646      133,104,600
       Federal Home Loan Bank advances .................................................       59,667,542       64,167,542
       Obligation relative to limited partnership.......................................                0           75,000
       Accrued Interest Payable.........................................................          220,448          285,680
       Accrued expenses and other liabilities...........................................        1,341,020        1,789,290
                                                                                            -------------    -------------
                 Total Liabilities .....................................................      200,420,656      199,422,112

Shareholders' Equity:

       Preferred stock, $.01 par value, 500,000 shares authorized none issued ..........               --               --
       Common stock, $.01 par value, 2,000,000 shares authorized, 1,808,013 shares issued and 1,424,627 shares outstanding at December 31, 2000; 1,807,013
            shares issued and 1,423,627 shares outstanding at June 30, 2000 ............           18,080           18,070
       Additional paid-in capital.......................................................        9,233,118        9,228,128
       Retained earnings - substantially restricted.....................................       15,666,007       15,547,131
          Accumulated other comprehensive income........................................         (302,254)      (1,479,969)
       Unearned Management Retention Plan shares........................................          (60,394)         (72,354)
       Treasury Stock at cost, 383,386 shares on December 31, 2000 and
                 June 30, 2000..........................................................       (3,626,086)      (3,626,086)
                                                                                            -------------    -------------
                       Total Shareholders' equity.......................................       20,928,471       19,614,920

                           Total Liabilities and Shareholders' Equity ..................    $ 221,349,127    $ 219,037,032
                                                                                            =============    =============

                          PART I: FINANCIAL INFORMATION
                                 FFW CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                               Three Months Ended                   Six Months Ended
                                                                   December 31                         December 31
                                                              2000             1999               2000             1999
                                                              ----             ----               ----             ----
Interest Income :
           Loans Receivable
                     Mortgage loans ..................    $ 1,526,295      $ 1,449,903        $ 3,033,707      $ 2,898,079
                     Consumer and other loans ........      1,859,357        1,746,465          3,728,802        3,510,402
           Securities
                     Taxable .........................        830,053          790,671          1,679,364        1,561,763
                     Nontaxable ......................        119,485          115,139            232,262          227,773
           Other Interest-earning assets .............         54,375           24,443             83,690           57,250
                                                          -----------      ------------       -----------      ------------
                     Total Interest Income ...........      4,389,565        4,126,621          8,757,825        8,255,267

Interest Expense :
           Deposits ..................................      1,759,364        1,477,191          3,411,227        2,933,353
           Other .....................................        962,459          906,181          1,946,994        1,816,490
                                                          -----------      ------------       -----------      ------------
                     Total Interest Expense ..........      2,721,823        2,383,372          5,358,221        4,749,843
                                                          -----------      ------------       -----------      ------------

Net Interest Income ..................................      1,667,742        1,743,249          3,399,604        3,505,424

           Provision for Loan Losses .................        210,000          215,000          1,245,000          350,000
                                                          -----------      ------------       -----------      ------------

Net interest income after provision for loan losses ..      1,457,742        1,528,249          2,154,604        3,155,424

Non-interest income :

           Net gain (loss) on sale of securities .....       (15,951)                0           (15,951)         (34,224)
           Other .....................................        311,223          357,509            606,316          663,954
                                                          -----------      ------------       -----------      ------------
                     Total Non-Interest Income .......        295,272          357,509            590,365          629,730

Non-Interest Expense:

           Compensation and Benefits .................        489,370          470,602          1,010,271        1,014,012
           Occupancy and equipment ...................        105,099           95,691            201,626          190,478
           Data Processing Expense ...................        116,247          113,204            231,475          220,765
           Other .....................................        344,473          326,505            685,339          647,518
                                                          -----------      ------------       -----------      ------------
                     Total Non-Interest Expense ......      1,055,189        1,006,002          2,128,711        2,072,773
                                                          -----------      ------------       -----------      ------------

Income before income taxes ...........................        697,825          879,756            616,258        1,712,381

           Income Tax Expense ........................        171,018          316,891            124,045          615,475

Net Income ...........................................    $   526,807      $   562,865        $   492,213      $ 1,096,906
                                                          ===========      ============       ===========      ============

Comprehensive Income (Loss) ..........................    $ 1,344,024      $  (137,366)       $ 1,669,928      $  (197,644)
                                                          ===========      ============       ===========      ============

Earnings per common share :

           Basic .....................................    $       .37      $       .40        $       .35      $       .77
           Diluted ...................................    $       .36      $       .39        $       .34      $       .76


                          PART I: FINANCIAL INFORMATION
                                 FFW CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Six Months Ended
                                                                                             December 31
                                                                                       2000               1999
                                                                                    ----------        -----------
Cash flows from operating activities:
           Net Income ...................................................           $  492,213        $ 1,096,906
           Adjustments to reconcile net income to net cash
               From operating activities:
               Depreciation and amortization, net of accretion ..........              (26,766)           (11,618)
               Provision for loan losses ................................            1,245,000            350,000
               Net (gains) losses on sale of:
                     Securities available for sale ......................               15,951             34,224
                        Loans held for sale .............................              (21,189)            (7,015)
                     Foreclosed real estate owned & repossessed assets                       0            (37,883)
               Origination of loans held for sale .......................           (1,998,750)          (890,400)
               Proceeds from sale of loans held for sale ................            2,019,939            897,415
               ESOP expenses ............................................                    0            121,181
               Net change in accrued interest receivable and other
                        assets ..........................................             (103,244)          (143,994)
               Amortization of goodwill and core deposit intangibles ....               79,065             78,174
               Net change in accrued interest payable, accrued
                     expenses and other liabilities .....................             (501,542)           290,618
                                                                                    ----------        -----------
                               Total adjustments ........................              708,464            680,702
                                                                                    ----------        -----------
                     Net cash from operating activities .................            1,200,677          1,777,608

Cash flows from investing activities :
               Proceeds from:
                     Sales/calls of securities available for sale .......            4,283,594          2,980,941
                     Maturities of securities available for sale ........              405,000            780,000
               Purchase of:
                     Securities available for sale ......................           (1,888,428)        (4,096,398)
                     Federal Home Loan Bank stock .......................                    0                  0
               Principal collected on mortgage- backed securities .......              204,212            173,427
               Net change in loans receivable ...........................           (1,980,809)          (956,089)
               Net purchases premises and equipment .....................             (156,863)           (44,078)
               Investment in limited partnership ........................              (75,000)                 0
               Proceeds from sales of other real estate and
                     Repossessed assets .................................              202,369            603,795
                                                                                    ----------        -----------
                     Net cash from investing activities .................              994,075           (558,402)


                          PART I: FINANCIAL INFORMATION
                                 FFW CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)

                                                                           Six Months Ended
                                                                              December 31
                                                                        2000               1999
                                                                        ----               ----
Cash flows from financing activities :
            Net increase in deposits...........................     $  6,087,046      $  5,324,563
            Proceeds from borrowings ..........................       35,560,400        38,747,898
            Payment on borrowings..............................      (40,060,400)      (39,171,024)
            Purchase of treasury stock  .......................                0          (442,024)
            Proceeds from exercising of stock options  ........            5,000            54,885
            Cash dividends paid  ..............................         (373,337)         (345,468)
                                                                    ------------      ------------
                  Net cash from financing activities ..........        1,218,709         4,168,830

Net increase (decrease) in cash and cash equivalents ..........        3,413,461         5,388,036
Cash and cash equivalents at beginning of period ..............        5,254,418         4,839,235
                                                                    ------------      ------------

Cash and cash equivalents at end of period ....................     $  8,667,879      $ 10,227,271
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

         In the opinion of management, the Consolidated Condensed Financial Statements contain all adjustments (consisting only of normal recurring adjustments) necessary to represent fairly the financial condition of FFW Corporation as of December 31, 2000 and June 30, 2000 and the results of its operations, for the three and six months ended December 31, 2000 and 1999. Financial Statement reclassifications have been made for the prior period to conform to classifications used as of and for the period ended December 31, 2000.

         Operating results for the three and six months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 2001.

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

                 COMPARISON OF THREE-MONTH AND SIX-MONTH PERIODS
                        ENDED DECEMBER 31, 2000 AND 1999

         Net income for the three-month and six-month periods ended December 31, 2000 was $527,000 and $492,000 compared to net income of $563,000 and $1,097,000 for the equivalent periods in 1999. The substantial decrease for the six-month period was primarily the result of a $900,000 increase in the provision for loan loss incurred in the period ended September 30, 2000.

         Diluted net income per common share was $0.36 for the three-month period ending December 31, 2000 as compared to diluted net income per common share of $0.39 for the equivalent period in 1999. For the comparable six-month periods, diluted net income per common share was $0.34 in 2000 and $0.76 in 1999. Return on average shareholders' equity was 10.56% for the three months and 4.91% for the six months ended December 31, 2000, compared to 11.89% and 11.36% in 1999. The return on total average assets was 0.94% for the three months and 0.44% for the six months ended December 31, 2000, compared to 1.00% and 0.99% in 1999.

NET INTEREST INCOME

         The net interest income for the three-month period ended December 31, 2000, was $1,668,000 compared to $1,743,000, a decrease of 4.3% over the same period in 1999, resulting in a net yield of 3.10% compared to 3.30% in 1999. The net interest income for the six-month period ended December 31, 2000, was $3,400,000 compared to $3,505,000, a decrease of 3.0% over the same period in 1999, resulting in a net yield of 3.18% compared to 3.31% in 1999.

         Total average earning assets increased $3,114,000 and $1,604,000, respectively, for the three-month and six-month periods ended December 31, 2000, over the comparative periods in 1999. Total average investment securities increased $900,000 and $1,094,000, respectively, for the three-month and six-month periods over one-year ago. Total average loans increased $464,000 and $127,000, respectively, for the three-month and six-month periods over one-year ago. The yields on total average earning assets were 8.15% and 7.80% for the three-month periods ended December 31, 2000, and 1999 and 8.20% and 7.80% for the six-month periods.

         The following tables set forth consolidated information regarding average balances and rates.

                                    FFW Corp
                               Three Months Ending
                                 (In Thousands)

                                                             December 31, 2000                           December 31, 1999
                                                     ---------------------------------          ---------------------------------
                                                     Average                   Average          Average                   Average
Interest-earning assets:                             Balance      Interest      Rate            Balance      Interest      Rate
------------------------                             -------      --------      ----            -------      --------      ----
Loans                                               $154,703       $3,385       8.68%          $154,239       $3,197       8.25%

Securities                                            54,623          950       6.90%            53,723          906       6.71%
Other interest-earning assets                          4,214           54       5.08%             2,464           24       3.87%
                                                    --------       ------                      --------       ------
     Total interest-earning assets                   213,540        4,389       8.15%           210,426        4,127       7.80%

     Non interest-earning assets
Cash and due from                                      3,874                                      6,537
Allowance for loan losses                             (2,529)                                    (1,547)
Other non interest-earning assets                      7,640                                      6,859
                                                    --------                                   --------
     Total assets                                   $222,525                                   $222,275
                                                    ========                                   ========

Interest-bearing liabilities:

Interest-bearing deposits                           $128,398        1,759       5.44%          $126,326        1,477       4.65%
FHLB advances                                         61,681          962       6.19%            64,829          907       5.57%
                                                    --------       ------                      --------       ------
     Total interest-bearing liabilities              190,079        2,721       5.68%           191,155        2,384       4.96%
                                                    --------       ------                      --------       ------

Non interest-bearing deposit accounts                  8,675                                      8,782
Other non interest-bearing liabilities                 3,971                                      3,556
                                                    --------                                   --------
     Total liabilities                               202,725                                    203,493
Shareholders' equity                                  19,800                                     18,782
                                                    --------                                   --------
     Total liabilities and shareholders equity      $222,525                                   $222,275
                                                    --------                                   --------

Net interest income                                                $1,668                                     $1,743
                                                                   ======                                     ======
Net interest margin                                                             3.10%                                      3.30%
                                                                                =====                                      =====

                                    FFW Corp
                                Six Months Ending
                                 (In Thousands)


                                                             December 31, 2000                           December 31, 1999
                                                    ----------------------------------          ---------------------------------
                                                    Average                    Average          Average                   Average
Interest-earning assets:                            Balance       Interest      Rate            Balance      Interest      Rate
------------------------                            -------       --------      ----            -------      --------      ----
Loans                                              $154,381        $6,762       8.69%          $154,254       $6,408      8.26%
Securities                                           54,982         1,912       6.90%            53,888        1,790      6.61%
Other interest-earning assets                         2,623            84       6.35%             2,240           57      5.06%
                                                   --------        ------                      --------       ------
     Total interest-earning assets                  211,986         8,758       8.20%           210,382        8,255      7.80%

     Non interest-earning assets
Cash and due from                                     4,443                                       5,850
Allowance for loan losses                            (2,287)                                     (1,590)
Other non interest-earning assets                     6,746                                       6,759
                                                   --------                                    --------
     Total assets                                  $221,401                                    $220,888
                                                   ========                                    ========

Interest-bearing liabilities:

Interest-bearing deposits                          $126,718         3,411       5.34%          $125,532        2,933      4.65%
FHLB advances                                        62,849         1,947       6.15%            65,389        1,817      5.53%
                                                   --------        ------                      --------       ------
     Total interest-bearing liabilities             189,567         5,358       5.61%           190,921        4,750      4.95%
                                                   --------        ------                      --------       ------

Non interest-bearing deposit accounts                 8,935                                       8,810
Other non interest-bearing liabilities                2,515                                       2,571
                                                   --------                                    --------
     Total liabilities                              201,017                                     202,302
Shareholders' equity                                 19,871                                      19,099
                                                   --------                                    --------
     Total liabilities and shareholders equity     $220,888                                    $221,401
                                                   ========                                    ========

Net interest income                                               $3,400                                     $3,505
                                                                  ======                                     ======
Net interest margin                                                             3.18%                                     3.31%
                                                                                =====                                     =====


PROVISION FOR LOAN LOSSES

         The provision for loan losses was $210,000 and $1,245,000, respectively, for the three-month and six-month periods ended December 31, 2000 and $215,000 and $350,000 for the same periods in 1999. The substantial difference between the six-month amounts is due to an additional $900,000 provision taken in the period ending September 30, 2000 on loans to a single borrower. Changes in the provision for loan losses are attributed to management's analysis of the adequacy of the allowance for loan losses to address recognizable and currently anticipated losses. Net charge-offs of $1,229,000 have been recorded for the three-month period ended December 31, 2000, compared to $295,000 of net charge-offs for the same period in 1999. Net charge-offs of $1,328,000 have been recorded for the six-month period ended December 31, 2000, compared to $401,000 of net charge-offs for the same period in 1999. The allowance for loan losses was $1,878,000 or 1.24% of net loans as of December 31, 2000, compared to $1,962,000 or 1.30% of net loans at June 30, 2000.

         Subsequent to September 30, 2000, the Company became aware of circumstances that had occurred involving loans the Bank had originated to a single borrower backed by collateral of automobiles and lease receivables. After review, management concluded that these loans were impaired and necessitated an increase of $900,000 in the Bank's provision for loan loss compared to the three-month period ended September 30, 1999. As of December 31, 2000, management believes that the additional provision was adequate for these loans and that any subsequent losses associated with these loans will be covered within the Company's ordinary loan loss provision.

         The Company establishes an allowance for loan losses based on an evaluation of risk factors in the loan portfolio and changes in the nature and volume of its loan activity. This evaluation includes, among other factors, the level of the Company's classified and non-performing assets and their estimated value, the national outlook which may tend to inhibit economic activity and depress real estate and other values in the Company's primary market area, regulatory issues and historical loan loss experience. Accordingly, the calculation of the adequacy of loan losses is not based directly on the level of non-performing loans. Although management believes it uses the best information available to determine the allowances, unforeseen market conditions or other unforeseen events could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the determination. In addition, a determination by the Company's main operating subsidiary, First Federal, as to the classification of its assets and the amount of its valuation allowances is subject to review by the Office of Thrift Supervision, which may order the establishment of additional general or specific reserve allowances. It is management's opinion that the allowance for loan losses is adequate to absorb existing losses in the loan portfolio as of December 31, 2000.

NON-INTEREST INCOME

         Non-interest income for the three-month periods ended December 31, 2000 and 1999 was $295,000 and $358,000, respectively, and for the six-month periods was $590,000 and $630,000. The decreases from the prior periods are primarily the result of reduced commission income and the effect of recording losses from the Company's investment in a low income housing limited partnership.

NON-INTEREST EXPENSE

         Non-interest expense for the three-month period ended December 31, 2000, was $1,055,000, an increase of $49,000, 4.9%, compared to the same period in 1999 and was $2,129,000 for the six-month period ended December 31, 2000, an increase of 2.7% from 1999. For the six-month period ended December 31, 2000, compensation and employee benefits decreased 0.4%, occupancy and equipment expense increased 5.9%, data processing expense increased 4.9% and other non-interest expense increased 5.8% over the same period in 1999.

INCOME TAXES

         The provision for income taxes for the three-month and six-month periods ended December 31, 2000, was $171,000 and $124,000, respectively, compared to $317,000 and $615,000. Part of the reduction in the provision for income taxes reflects benefits from tax credits on the Company's investment in a low income housing limited partnership, the reapportionment of interest affecting state taxes and the recognition of some deferred tax assets. The reduction in the provision for income taxes is also greatly affected by the impact of federal tax-free municipal interest and a dividend received deduction on FNMA preferred stock. The impact of these items is magnified compared to the periods in 1999 due to substantially lower income before taxes.

REGULATORY CAPITAL REQUIREMENTS

         Pursuant to the Financial Institution Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), savings institutions must meet three separate minimum capital-to-asset requirements. As of December 31, 2000, the Bank maintains risk-based, core capital and tangible capital ratios of 13.61%, 7.98% and 7.98% compared to capital requirements of 8.00%, 4.00% and 1.50%, respectively.

LIQUIDITY

The standard measure of liquidity for savings associations is the ratio of cash and eligible investments to a certain percentage of net withdrawable savings accounts and borrowings due within one year. The minimum required ratio is currently set by the Office of Thrift Supervision Regulation at 5.0%. At December 31, 2000, the Bank's liquidity ratio was 8.47%.

                           Part II - Other Information

         As of December 31, 2000, management is not aware of any current recommendations by regulatory authorities which, if they were to be implemented, would have or are reasonably likely to have a material adverse effect on the Company's liquidity, capital resources or operations.

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


                                                FFW CORPORATION
                                                Registrant



Date:     February 13, 2001                     /S/ Roger  K.  Cromer
    --------------------------------            --------------------------
                                                Roger K. Cromer
                                                President and Chief

Executive Officer

Date:     February 13, 2001                     /S/ Timothy A.  Sheppard
    --------------------------------            --------------------------
                                                Timothy A. Sheppard
                                                Treasurer and Chief
                                                Financial Accounting Officer