Form 10QSB
period 2001-03-31
FFW CORP
filed 2001-05-10
CIK 895401

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
 -----
          EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001
                                       OR

 ___  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                         Commission File Number 0-21170

                                 FFW CORPORATION
       -------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Delaware                                         35-1875502
 ------------------------------                       ------------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                       identification or Number)

                    1205 North Cass Street, Wabash, IN 46992
   --------------------------------------------------------------------------
                    (Address of principal executive offices)

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


As of May 8, 2001, there were 1,417,878 shares of the Registrant's common stock issued and outstanding.

                                 FFW CORPORATION

                                      INDEX


PART I.   FINANCIAL INFORMATION                                         PAGE NO.

Item 1.     Consolidated Condensed Financial Statements

                  Consolidated Balance Sheets March 31, 2001                3
                  and June 30, 2000

                  Consolidated Statements of Income for the three and 4 nine months ended March 31, 2001 and 2000.

                  Consolidated Statements of Cash Flows for the nine        5
                  months ended March 31, 2001 and 2000.

                  Notes to Consolidated Condensed Financial Statements      7


Item 2.     Management's Discussion and Analysis of Financial               8
                   Condition and Results of Operations



PART II.  OTHER INFORMATION


                   Items 1-6                                                13

                   Signature Page                                           14

                          PART I: FINANCIAL INFORMATION
                                 FFW CORPORATION
                           CONSOLIDATED BALANCE SHEETS

ASSETS:                                                                                           (Unaudited)
-------                                                                                             March 31             June 30
                                                                                                      2001                2000
                                                                                                      ----                ----
               Cash and due from financial institutions ....................................    $   5,290,097       $   4,152,652
               Interest-earning deposits in financial institutions - short term ............        2,773,693           1,101,766
                                                                                                -------------       -------------
                             Cash and cash equivalents .....................................        8,063,790           5,254,418
               Securities available for sale ...............................................       61,262,425          52,026,138
               Loans receivable, net of allowance for loan losses of $1,602,340 at March 31
                             and $1,961,318 at June 30 .....................................      152,587,097         150,810,106
               Federal Home Loan Bank stock, at cost .......................................        3,400,900           3,400,900
               Accrued interest receivable .................................................        1,421,946           1,666,265
               Premises and equipment-net ..................................................        2,043,071           2,028,386
              Investment in limited partnership ............................................          523,754             561,254
               Other assets ................................................................        2,201,962           3,289,565
                                                                                                -------------       -------------
                                            Total Assets ...................................    $ 231,504,945       $ 219,037,032
                                                                                                =============       =============

LIABILITIES AND SHAREHOLDERS' EQUITY:

Liabilities:
               Non-interest-bearing demand deposits ........................................    $   9,246,874       $   8,875,968
               Savings, NOW and MMDA deposits ..............................................       46,632,351          48,198,026
               Other time deposits .........................................................       88,377,362          76,030,606
                                                                                                -------------       -------------
                             Total Deposits ................................................      144,256,587         133,104,600
               Federal Home Loan Bank advances .............................................       62,667,542          64,167,542
              Obligation relative to limited partnership ...................................                0              75,000
               Accrued interest payable ....................................................        1,204,892             285,680
               Accrued expenses and other liabilities ......................................        1,547,211           1,789,290
                                                                                                                    -------------
                             Total Liabilities .............................................      209,676,232         199,422,112

Shareholders' Equity:

               Preferred stock, $.01 par value, 500,000 shares authorized none issued ......               --                  --
               Common stock, $.01 par value, 2,000,000 shares authorized, 1,829,828 shares issued and 1,427,878 shares outstanding at March 31, 2001; 1,807,013
                    shares issued and 1,423,627 shares outstanding at June 30, 2000 ........           18,298              18,070
               Additional paid-in capital ..................................................        9,341,335           9,228,128
               Retained earnings - substantially restricted ................................       16,043,465          15,547,131
              Accumulated other comprehensive income (loss) ................................          343,599          (1,479,969)
               Unearned Management Retention Plan shares ...................................          (55,807)            (72,354)
               Treasury Stock at cost, 401,950 shares on March 31, 2001 and
                             383,386 shares on June 30, 2000 ...............................       (3,862,177)         (3,626,086)
                                                                                                -------------       -------------
                               Total Shareholders' equity ..................................       21,828,713          19,614,920

                                            Total Liabilities and Shareholders' Equity .....    $ 231,504,945       $ 219,037,032
                                                                                                =============       =============

                          PART I: FINANCIAL INFORMATION
                                 FFW CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)



                                                                   Three Months Ended                     Nine Months Ended
                                                                         March 31                              March 31

                                                                 2001                2000              2001               2000
                                                                 ----                ----              ----               ----
Interest Income :

               Loans receivable
                             Mortgage loans ...........      $  1,535,676       $  1,449,123      $  4,569,383       $  4,347,202
                             Consumer and other loans .         1,824,714          1,771,114         5,553,516          5,281,516
               Securities
                             Taxable ..................           873,883            797,607         2,553,247          2,359,370
                             Nontaxable ...............           112,984            115,178           345,246            342,951
               Other interest-earning assets ..........            42,523             47,952           126,213            105,202
                                                             ------------       ------------      ------------       ------------
                             Total Interest Income ....         4,389,780          4,180,974        13,147,605         12,436,241

Interest Expense :

               Deposits ...............................         1,796,649          1,468,884         5,207,876          4,402,237
               Other ..................................           915,625            921,002         2,862,619          2,737,492
                                                             ------------       ------------      ------------       ------------
                             Total Interest Expense ...         2,712,274          2,389,886         8,070,495          7,139,729
                                                             ------------       ------------      ------------       ------------

Net Interest Income ...................................         1,677,506          1,791,088         5,077,110          5,296,512

               Provision for loan losses ..............           225,000            135,000         1,470,000            485,000
                                                             ------------       ------------      ------------       ------------

Net interest income after provision for loan losses ...         1,452,506          1,656,088         3,607,110          4,811,512

Non-interest income :

               Net gain (loss) on sale of securities ..            (6,246)                --           (22,197)           (34,224)
               Net gain (loss) on sale of loans .......            26,161                979            47,349              7,993
               Other ..................................           293,142            258,490           878,270            915,430
                                                             ------------       ------------      ------------       ------------
                             Total Non-Interest Income            313,057            259,469           903,422            889,199

Non-Interest Expense :

               Compensation and benefits ..............           496,190            536,068         1,506,461          1,550,080
               Occupancy and equipment ................            99,902             94,205           301,528            284,683
                Data processing expense ...............           121,067            122,611           352,542            343,376
               Other ..................................           321,817            325,732         1,007,156            973,250
                                                             ------------       ------------      ------------       ------------
                             Total Non-Interest Expense         1,038,976          1,078,616         3,167,687          3,151,389
                                                             ------------       ------------      ------------       ------------

Income before income taxes ............................           726,587            836,941         1,342,845          2,549,322

               Income Tax Expense .....................           160,905            275,827           284,950            891,302
                                                             ------------       ------------      ------------       ------------

Net Income ............................................      $    565,682       $    561,114      $  1,057,895       $  1,658,020
                                                             ============       ============      ============       ============

Comprehensive Income ..................................      $  1,211,535       $    892,912      $  2,881,463       $    695,268
                                                             ============       ============      ============       ============


Earnings per common share :

               Basic ..................................      $        .39       $        .39      $        .74       $       1.16
               Diluted ................................      $        .39       $        .39      $        .73       $       1.14

                          PART I: FINANCIAL INFORMATION
                                 FFW CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                         Nine Months Ended
                                                                                              March 31
                                                                                       2001               2000
                                                                                       ----               ----
Cash flows from operating activities :

               Net Income ......................................................   $  1,057,895       $  1,658,020
               Adjustments to reconcile net income to net cash
                    From operating activities :

                    Depreciation and amortization, net of accretion ............        (24,964)           (21,962)
                    Provision for loan losses ..................................      1,470,000            485,000
                    Net (gains) losses on sale of :
                             Securities available for sale .....................         22,197             34,224
                             Loans held for sale ...............................        (47,349)            (7,994)
                             Foreclosed real estate owned & repossessed assets .          2,135            (49,994)
                    Origination of loans held for sale .........................     (4,528,265)          (984,300)
                    Proceeds from sale of loans held for sale ..................      4,575,614            992,294
                    ESOP expenses ..............................................              0            126,981
                    Net change in accrued interest receivable and other
                             assets ............................................        320,471              7,458
                    Amortization of goodwill and core deposit intangibles ......        120,825            117,261
                    Amortization of MRPs .......................................         17,891             15,127
                    Net change in accrued interest payable, accrued
                             expenses and other liabilities ....................        677,133          1,051,795
                                                                                   ------------       ------------
                                            Total adjustments ..................      2,605,688          1,765,890
                                                                                   ------------       ------------
                             Net cash from operating activities ................      3,663,583          3,423,910

Cash flows from investing activities :
                    Proceeds from :
                             Sales/calls of securities available for sale ......     13,789,842          2,980,941
                             Maturities of securities available for sale .......        745,000            780,000
                    Purchase of :
                              Securities available for sale ....................    (20,959,138)        (6,731,521)
                    Principal collected on mortgage- backed securities .........        358,546            252,211
                    Net change in loans receivable .............................     (3,839,484)         1,379,790
                    Net purchases premises and equipment .......................       (163,302)          (119,100)
                    Investment in limited partnership ..........................        (75,000)                 0
                    Proceeds from sales of other real estate and
                             repossessed assets ................................        322,899            894,026
                                                                                   ------------       ------------
                             Net cash from investing activities ................     (9,820,637)          (563,653)

                          PART I: FINANCIAL INFORMATION
                                 FFW CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)



                                                                            Nine Months Ended
                                                                                 March 31
                                                                          2001             2000
                                                                          ----             ----
Cash flows from financing activities :

                    Net increase in deposits ..................      $ 11,151,987       $  3,677,956
                    Proceeds from borrowings ..................        49,500,000         70,626,267
                    Payment on borrowings .....................       (51,000,000)       (73,049,393)
                    Purchase of treasury stock ................          (245,000)          (493,718)
                    Proceeds from exercising of stock options .           121,000             54,885
                    Cash dividends paid .......................          (561,561)          (517,160)
                                                                     ------------       ------------
                             Net cash from financing activities         8,966,426            298,837

Net change in cash and cash equivalents .......................         2,809,372          3,159,094
Cash and cash equivalents at beginning of period ..............         5,254,418          4,839,235
                                                                     ------------       ------------

Cash and cash equivalents at end of period ....................      $  8,063,790       $  7,998,329
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

               In the opinion of management, the Consolidated Condensed Financial Statements contain all adjustments (consisting only of normal recurring adjustments) necessary to represent fairly the financial condition of FFW Corporation as of March 31, 2001 and June 30, 2000 and the results of its operations, for the three and nine months ended March 31, 2001 and 2000. Financial Statement reclassifications have been made for the prior period to conform to classifications used as of and for the period ended March 31, 2001.

               Operating results for the three and nine months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2001.

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

                COMPARISON OF THREE-MONTH AND NINE-MONTH PERIODS
                          ENDED MARCH 31, 2001 AND 2000

               Net income for the three-month and nine-month periods ended March 31, 2001 was $566,000 and $1,058,000 compared to net income of $561,000 and
$1,658,000 for the equivalent periods in 2000. The substantial decrease for the nine-month period was primarily the result of a $900,000 increase in the provision for loan loss incurred in the period ended September 30, 2000.

               Diluted earnings per common share were $0.39 for the three-month period ending March 31, 2001 as compared to diluted earnings per common share of $0.39 for the equivalent period in 2000. For the comparable nine-month periods, diluted earnings per common share were $0.73 in 2001 and $1.14 in 2000. Return on average shareholders' equity was 10.91% for the three months and 6.96% for the nine months ended March 31, 2001, compared to 11.96% and 11.56% in 2000. The return on total average assets was 1.01% for the three months and 0.63% for the nine months ended March 31, 2001, compared to 1.02% and 1.01% in 2000.

NET INTEREST INCOME

               The net interest income for the three-month period ended March 31, 2001, was $1,677,000 compared to $1,791,000, a decrease of 6.4% over the same period in 2000, resulting in a net yield of 3.13% compared to 3.46% in 2000. The net interest income for the nine-month period ended March 31, 2001, was $5,077,000 compared to $5,296,000, a decrease of 4.1% over the same period in 2000, resulting in a net yield of 3.16% compared to 3.36% in 2000.

               Total average earning assets increased $9,389,000 and $4,199,000, respectively, for the three-month and nine-month periods ended March 31, 2001, over the comparative periods in 2000. Total average investment securities increased $7,466,000 and $3,218,000, respectively, for the three-month and nine-month periods over one-year ago. Total average loans increased $2,248,000 and $834,000, respectively, for the three-month and nine-month periods over one-year ago. The yields on total average earning assets were 8.19% and 8.08% for the three-month periods ended March 31, 2001, and 2000 and 8.19% and 7.90% for the nine-month periods.

               The following tables set forth consolidated information regarding average balances and rates.

                                                               FFW Corp
                                                         Three Months Ending
                                                            (In Thousands)

                                                            March 31, 2001                         March 31, 2000

                                                       Average                   Average     Average                  Average
Interest-earning assets:                               Balance      Interest      Rate       Balance      Interest      Rate
------------------------                               -------      --------    --------     -------      --------    --------
Loans                                                 $153,931       $3,361       8.86%      $151,683      $3,221       8.54%
Securities                                              60,274          986       6.63%        52,808         912       6.95%
Other interest-earning assets                            3,187           42       5.34%         3,512          48       5.50%
                                                        ------        -----                -----------      -----
     Total interest-earning assets                     217,392        4,389       8.19%       208,003       4,181       8.08%

     Non interest-earning assets
Cash and due from                                        4,485                                  4,713
Allowance for loan losses                               (1,810)                                (1,521)
Other non interest-earning assets                        6,476                                  6,981
                                                      --------                               --------
     Total assets                                     $226,543                               $218,176
                                                      ========                               ========

Interest-bearing liabilities:

Interest-bearing deposits                             $133,099        1,797        5.48%     $123,723       1,469       4.78%
FHLB advances                                           62,210          915        5.97%       64,402         921       5.75%
                                                       -------         ----                 ---------       -----
     Total interest-bearing liabilities                195,309        2,712        5.63%      188,125       2,390       5.11%
                                                      --------       ------                 ---------       -----

Non interest-bearing deposit accounts                    8,635                                  8,945
Other non interest-bearing liabilities                   1,579                                  2,535
                                                        ------                              ---------
     Total liabilities                                 205,523                                199,605
Shareholders' equity                                    21,020                                 18,571
                                                       -------                              ---------
     Total liabilities and shareholders equity        $226,543                               $218,176
                                                     =========                               ========
Net interest income                                                 $ 1,677                                $1,791
                                                                   ========                                ======
Net interest margin                                                                3.13%                                3.46%
                                                                                  =====                                =====

                                                               FFW Corp
                                                          Nine Months Ending
                                                           (In Thousands)

                                                           March 31, 2001                             March 31, 2000

                                                      Average                   Average      Average                    Average
Interest-earning assets:                              Balance      Interest       Rate       Balance        Interest     Rate
------------------------                              -------      --------     -------      -------        --------     ----
Loans                                                 $154,231      $10,123        8.74%     $153,397      $9,629       8.35%
Securities                                              56,746        2,898        6.80%       53,528       2,702       6.72%
Other interest-earning assets                            2,811          126        5.97%        2,664         105       5.25%
                                                      --------     --------                  --------     -------
     Total interest-earning assets                     213,788       13,147        8.19%      209,589      12,436      7.90%

     Non interest-earning assets
Cash and due from                                        4,457                                  5,471
Allowance for loan losses                               (2,128)                                (1,567)
Other non interest-earning assets                        6,656                                  6,833
                                                        ------                               --------
     Total assets                                     $222,773                               $220,326
                                                     =========                               ========

Interest-bearing liabilities:

Interest-bearing deposits                             $128,645        5,208        5.39%     $125,019       4,402       4.69%
FHLB advances                                           62,636        2,862        6.09%      65,060        2,738       5.60%
                                                       -------       ------                  -------       ------
     Total interest-bearing liabilities                191,281        8,070        5.62%     190,079        7,140       5.00%
                                                      --------       ------                 --------       ------

Non interest-bearing deposit accounts                    8,835                                 8,855
Other non interest-bearing liabilities                   2,403                                 2,469
                                                        ------                                -----
     Total liabilities                                 202,519                               201,403
Shareholders' equity                                    20,254                                18,923
                                                       -------                               ------
     Total liabilities and shareholders equity        $222,773                              $220,326
                                                     =========                             ========
Net interest income                                                 $ 5,077                                $5,296
                                                                   ========                                ======
Net interest margin                                                                3.16%                                3.36%
                                                                                  =====                                =====


PROVISION FOR LOAN LOSSES

               The provision for loan losses was $225,000 and $1,470,000, respectively, for the three-month and nine-month periods ended March 31, 2001 and $135,000 and $485,000 for the same periods in 2000. The substantial difference between the nine-month amounts is due to an additional $900,000 provision taken in the period ending September 30, 2000 on loans to a single borrower. Changes in the provision for loan losses are attributed to management's analysis of the adequacy of the allowance for loan losses to address recognizable and currently anticipated losses. Net charge-offs of $501,000 have been recorded for the three-month period ended March 31, 2001, compared to $141,000 of net charge-offs for the same period in 2000. Net charge-offs of $1,829,000 have been recorded for the nine-month period ended March 31, 2001, compared to $542,000 of net charge-offs for the same period in 2000. The allowance for loan losses was $1,602,000 or 1.05% of net loans as of March 31, 2001, compared to $1,962,000 or 1.30% of net loans at June 30, 2000.

               Subsequent to September 30, 2000, the Company became aware of circumstances that had occurred involving loans the Bank had originated to a single borrower backed by collateral of automobiles and lease receivables. After review, management concluded that these loans were impaired and necessitated an increase of $900,000 in the Bank's provision for loan loss compared to the three-month period ended September 30, 1999. As of March 31, 2001, management believes that the additional provision was adequate for these loans. Any subsequent losses on the remaining individual lease receivables the Bank continues to hold have been identified and are allocated for in the Company's allowance for loan losses.

               The Company establishes an allowance for loan losses based on an evaluation of risk factors in the loan portfolio and changes in the nature and volume of its loan activity. This evaluation includes, among other factors, the level of the Company's classified and non-performing assets and their estimated value, the national outlook which may tend to inhibit economic activity and depress real estate and other values in the Company's primary market area, regulatory issues and historical loan loss experience. Accordingly, the calculation of the adequacy of loan losses is not based directly on the level of non-performing loans. Although management believes it uses the best information available to determine the allowances, unforeseen market conditions or other unforeseen events could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the determination. In addition, a determination by the Company's main operating subsidiary, First Federal, as to the classification of its assets and the amount of its valuation allowances is subject to review by the Office of Thrift Supervision, which may order the establishment of additional general or specific reserve allowances. It is management's opinion that the allowance for loan losses is adequate to absorb existing losses in the loan portfolio as of March 31, 2001.


NON-INTEREST INCOME

               Non-interest income for the three-month periods ended March 31, 2001 and 2000 was $313,000 and $259,000, respectively, and for the nine-month periods was $903,000 and $889,000. The increases from the prior periods are primarily the result of an increase on gain on sale of loans.


NON-INTEREST EXPENSE

               Non-interest expense for the three-month period ended March 31, 2001, was $1,039,000, a decrease of $40,000, 3.7%, compared to the same period in 2000 and was $3,168,000 for the nine-month period ended March 31, 2001, an increase of 0.5% from 2000. For the nine-month period ended March 31, 2001, compensation and employee benefits decreased 2.8%, occupancy and equipment expense increased 5.9%, data processing expense increased 2.7% and other non-interest expense increased 3.5% over the same period in 2000.


INCOME TAXES

               The provisions for income taxes for the three-month and nine-month periods ended March 31, 2001, were $161,000 and $285,000, respectively, compared to $276,000 and $891,000. Part of the reduction in the provision for income taxes reflects benefits from tax credits on the Company's investment in a low income housing limited partnership and the reapportionment of interest affecting state taxes. The reduction in the provision for income taxes is also greatly affected by the impact of federal tax-free municipal interest and a dividend received deduction on FNMA and FHLMC preferred stock. The impact of these items is magnified in 2001 compared to the periods in 2000 due to lower income before taxes.

REGULATORY CAPITAL REQUIREMENTS

               Pursuant to the Financial Institution Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), savings institutions must meet three separate minimum capital-to-asset requirements. As of March 31, 2001, the Bank maintains risk-based, core capital and tangible capital ratios of 13.64%, 7.88% and 7.88% compared to capital requirements of 8.00%, 4.00% and 1.50%, respectively.

                           Part II - Other Information
                           ---------------------------

               As of March 31, 2001, management is not aware of any current recommendations by regulatory authorities which, if they were to be implemented, would have or are reasonably likely to have a material adverse effect on the Company's liquidity, capital resources or operations.

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



                                          FFW CORPORATION
                                          Registrant




Date:     May 10, 2001         /s/ Roger  K.  Cromer
    ---------------------      ---------------------
                               Roger K. Cromer
                               President and Chief Executive Officer




Date:     May 10, 2001          /s/ Timothy A.  Sheppard
    ---------------------       ------------------------
                                Timothy A. Sheppard
                                Treasurer and Chief Financial Accounting Officer