Form 10KSB
period 2001-06-30
FFW CORP
filed 2001-09-28
CIK 895401

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended June 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                         to
                                        -----------------------    -------------


                         Commission File Number 0-21170


                                 FFW CORPORATION
                (Name of small business issuer in its charter)


                   Delaware                                  35-1875502
        -------------------------------                 -------------------
        (State or other jurisdiction of                    (IRS Employer
        incorporation or organization)                  Identification No.)

       1205 N. Cass Street, Wabash, Indiana                  46992-1027
     ---------------------------------------                 ----------
    (Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code: (219) 563-3185
        -----------------------------------------------------------------

           Securities Registered Pursuant to Section 12(b) of the Act:
                                      None
--------------------------------------------------------------------------------


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

         State the issuer's revenues for its most recent fiscal year: $18.8 million.

         The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price per share of such stock on the Nasdaq Stock Market on September 17, 2001, was approximately $15.6 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

         As of September 17, 2001, there were issued and outstanding 1,390,345 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part II of Form 10-KSB - Portions of the Annual Report to Stockholders for the fiscal year ended June 30, 2001.

         Part III of Form 10-KSB - Proxy Statement for 2001 Annual Meeting of Stockholders.

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

         At June 30, 2001, the Company had $231.2 million of assets and shareholders' equity of $22.0 million (or 9.51% of total assets).

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

         The principal business of the Bank consists of attracting retail deposits from the general public and investing those funds primarily in one- to four-family residential mortgage and consumer (primarily automobile) loans, and, to a lesser extent, commercial and multi-family real estate, construction and commercial business loans primarily in the Bank's market area. The Bank also purchases mortgage-backed securities and invests in U.S. Government and agency obligations and other permissible investments. At June 30, 2001, substantially all of the Bank's real estate mortgage loans (excluding mortgage-backed securities) were secured by properties located in Indiana.

         The Bank's revenues are derived primarily from interest on mortgage loans, mortgage- backed securities, consumer and other loans, investment securities, income from service charges and loan originations and loan servicing fee income. The Bank does not originate loans to fund leveraged buyouts, has no loans to foreign corporations or governments and is not engaged in land development or construction activities through joint ventures or subsidiaries.

         The Bank offers a variety of accounts having a wide range of interest rates and terms. The Bank's deposit accounts include passbook accounts, money market savings accounts, NOW, money market checking and regular checking accounts, and certificate accounts with terms of three to sixty months. The Bank solicits deposits in its primary market area. The Bank also has, from time to time, borrowed funds, both in the form of Federal Home Loan Bank ("FHLB") advances and by entering into repurchase agreements. At June 30, 2001, the Bank had FHLB advances totaling $62.4 million.

         FirstFed Financial of Wabash, Inc. During fiscal 1993, the Company acquired FirstFed Financial of Wabash, Inc. ("FirstFed") from the Bank. FirstFed offers insurance products, including life insurance, mutual funds, annuity and brokerage services through a registered broker dealer. FirstFed, which is located in Wabash, Indiana was incorporated in 1989. In December 2000, FirstFed acquired Pulley Financial Services, Inc. Subsequent to the acquisition, FirstFed continued to operate as a wholly-owned subsidiary of the Company and also appointed a new president of FirstFed. For the fiscal year ended June 30, 2001, FirstFed had net income of approximately $15,000.

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

Lending Activities of First Federal

         Market Area of the Bank. The main office of First Federal is located in Wabash, Indiana, which is located in Wabash County. The Bank operates three branches: the first in North Manchester, the second in Syracuse, and the third in South Whitley, Indiana. North Manchester is located in Wabash County, Syracuse is located in adjacent Kosciusko County, and South Whitley is located in adjacent Whitley County. The Bank considers Wabash, Kosciusko and Whitley Counties as its primary market area. The Bank also serves Grant, Miami, Huntington, Noble, Allen and Elkhart Counties in Indiana.

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

         The Bank also originates consumer (including automobile), commercial and multi-family real estate, commercial business, and residential construction loans in its primary market area. At June 30, 2001, the Bank's net loan portfolio totaled $152.2 million.

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

                                                                                Year Ended June 30,
                                                  ------------------------------------------------------------------------
                                                               2001 vs. 2000                        2000 vs. 1999
                                                  -----------------------------------    ----------------------------------
                                                      Increase                                 Increase
                                                     (Decrease)                               (Decrease)
                                                        Due to               Total               Due to            Total
                                                  ------------------       Increase       ------------------     Increase
                                                  Volume        Rate       (Decrease)     Volume        Rate     (Decrease)
                                                  ------        ----       ----------     ------        ----     ----------
                                                                             (Dollars in Thousands)
Interest-earning assets:
 Loans receivable(1) .........................     $    95      $   484      $   579      $   476      $   (16)     $   460
 Securities ..................................         171           26          197          463           95          558
 Mortgage-backed securities ..................         101          (35)          66         (390)          30         (360)
 Interest-bearings deposits in other financial
      institutions ...........................          59          (44)          15          (43)          20          (23)
                                                   -------      -------      -------      -------      -------      -------
Total interest-earning assets ................     $   426      $   431      $   857      $   506      $   129      $   635
                                                   =======      =======      =======      =======      =======      =======

Interest-bearing liabilities:
 Money market accounts .......................     $   173      $    10      $   183      $    31      $     1      $    32
 NOW accounts ................................           6           (2)           4            9            1           10
 Passbook Savings accounts ...................        (274)         (39)        (313)        (133)         (71)        (204)
 Certificates of deposit .....................         541          645        1,186          340          (52)         288
 FHLB Advances ...............................        (127)         211           84          152          (29)         123
                                                   -------      -------      -------      -------      -------      -------
Total interest bearing liabilities ...........     $   319      $   825      $ 1,144      $   399      $  (150)     $   249
                                                   =======      =======      -------      =======      =======      =======

Net interest income............................                              $  (287)                               $   386
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


                                                                                June 30,
                                  --------------------------------------------------------------------------------------------------
                                        2001                  2000                1999                1998                 1997
                                  -----------------     -----------------    ----------------    ----------------    ---------------
                                  Amount    Percent      Amount   Percent    Amount   Percent    Amount   Percent    Amount  Percent
                                  ------    -------      ------   -------    ------   -------    ------   -------    ------  -------
                                                                         (Dollars in Thousands)
Real Estate Loans:
-----------------
 One- to four-family...........   $68,646     44.49 %   $69,738    45.38%  $ 67,825    44.34%  $  70,243   49.64% $  64,921   56.21%
 Commercial and multi-
   family......................     8,887      5.76       8,138     5.30      9,342     6.11       7,272    5.14      6,426    5.56
 Construction..................     4,163      2.70       2,344     1.53        899      .59       3,991    2.82      2,974    2.58
                                  -------    ------     -------   ------   --------   ------   ---------  ------  ---------  ------
    Total real estate loans....    81,696     52.95      80,220    52.21     78,066    51.04      81,506   57.60     74,321   64.35
                                  -------    ------     -------   ------   --------   ------   ---------  ------  ---------  ------

Other Loans:
-----------
 Consumer Loans:
  Deposit account..............       314       .20         349      .23        504      .33         475     .34        451     .39
  Automobile...................    27,163     17.60      31,368    20.41     36,334    23.75      33,814   23.90     22,625   19.59
  Home equity and
    improvement................    15,809     10.25      13,119     8.54     10,394     6.80       9,105    6.43      6,970    6.03
  Manufactured home............       212       .14         235      .15        249      .16         301     .21        350     .30
  Other........................     3,782      2.45       4,070     2.65      3,621     2.37       3,348    2.37      3,972    3.44
                                  -------    ------     -------   ------   --------   ------   ---------  ------  ---------  ------
    Total consumer loans.......    47,280     30.64      49,141    31.98     51,102    33.41      47,043   33.25     34,368   29.75
                                  -------    ------     -------   ------   --------   ------   ---------  ------  ---------  ------
 Commercial business loans.....    25,311     16.41      24,301    15.81     23,781    15.55      12,945    9.15      6,813    5.90
                                  -------    ------     -------   ------   --------   ------   ---------  ------  ---------  ------

  Total other loans............    72,591     47.05      73,442    47.79     74,883    48.96      59,988   42.40     41,181   35.65
                                  -------    ------     -------   ------   --------   ------   ---------  ------  ---------  ------
    Total loans................   154,287    100.00%    153,662   100.00%   152,949   100.00%    141,494  100.00%   115,502  100.00%
                                             ======               ======              ======              ======             ======
Less:
----
 Loans in process..............       565                 1,335                 444                1,716              1,134
 Deferred fees, cost and
discounts......................      (246)                 (444)               (609)                (599)              (363)
 Allowance for loan losses.....     1,773                 1,961               1,623                  983                572
                                 --------              --------            --------             --------           --------
    Total loans, net...........  $152,195              $150,810            $151,491             $139,394           $114,159
                                 ========              ========            ========             ========           ========


         The following table shows the composition of the Bank's loan portfolio by fixed and adjustable-rate at the dates indicated.


                                                                                     June 30,
                                    ------------------------------------------------------------------------------------------------
                                           2001                  2000                1999                1998                 1997
                                    -----------------     -----------------    ----------------    ----------------    -------------
                                    Amount    Percent     Amount   Percent     Amount   Percent  Amount   Percent    Amount  Percent
                                    ------    -------     ------   -------     ------   -------  ------   -------    ------  -------
                                                                            (Dollars in Thousands)
Fixed-Rate Loans:
----------------
Real Estate:
 One- to four-family...............$ 17,690    11.47%    $15,268     9.94%  $  16,976   11.10% $ 17,492    12.36%  $  8,588    7.43%
 Commercial and multi-family.......   4,566     2.96       2,253     1.46       6,671    4.36     2,307     1.63      1,676    1.45
 Construction......................   3,973     2.57       2,272     1.48         705     .46     2,110     1.49      1,222    1.06
                                   --------   ------     -------   ------   ---------  ------   -------   ------   --------   ------
     Total real estate loans.......  26,229    17.00      19,793    12.88      24,352   15.92    21,909    15.48     11,486    9.94
                                   --------   ------     -------   ------   ---------  ------   -------   ------   --------   ------

Consumer...........................  38,915    25.22      49,024    31.90      45,140   29.51    42,370    29.94     31,222   27.03
Commercial business................  12,376     8.02       8,666     5.64       6,853    4.48     5,540     3.92      2,921    2.53
                                   --------   ------    --------   ------   ---------  -----    -------   ------   --------  ------
     Total fixed-rate loans........  77,520    50.24      77,483    50.42      76,345   49.91    69,819    49.34     45,629   39.50
                                   --------   ------     -------   ------   ---------  ------   -------   ------   --------  ------

Adjustable-Rate Loans:
---------------------
 Real estate:
  One- to four-family..............  50,956    33.03      54,470    35.44      50,849   33.24    52,751    37.28     56,333   48.77
  Commercial and multi-family......   4,321     2.80       5,885     3.83       2,671    1.75     4,965     3.51      4,750    4.11
  Construction.....................     190      .12          72      .05         194     .13     1,881     1.33      1,752    1.52
                                   --------   ------     -------   ------   ---------          --------   ------   --------  ------
     Total real estate loans.......  55,467    35.95      60,427    39.32      53,714   35.12    59,597    42.12     62,835   54.40
                                   --------   ------    --------   ------   ---------  -----    -------   ------   --------  ------

 Consumer..........................   8,365     5.43         117      .08       5,962    3.90     4,673     3.30      3,146    2.73
                                                                                       ------
 Commercial business...............  12,935     8.38      15,635    10.18      16,928   11.07     7,405     5.24      3,892    3.37
                                   --------   ------     -------   ------   ---------  ------   -------   ------   --------  ------
     Total adjustable-rate loans...  76,767    49.76      76,179    49.58      76,604   50.09    71,675    50.66     69,873   60.50
                                                         -------   ------   ---------  ------  --------   ------   --------  -------

     Total loans................... 154,287   100.00%    153,662   100.00%    152,949  100.00%  141,494   100.00%   115,502  100.00%
                                              ======               ======              ======             ======             ======
Less:
----
 Loans in process..................     565                1,335                  444             1,716               1,134
 Deferred fees, cost and discounts.    (246)                (444)                (609)             (599)               (363)
 Allowance for loan losses.........   1,773                1,961                1,623               983                 572
                                   --------             --------             --------          --------             --------
     Total loans, net..............$152,195             $150,810             $151,491          $139,394            $114,159
                                   ========             ========             ========          ========            ========


         The following schedule illustrates the interest rate sensitivity of the Bank's loan portfolio (including non-accruing loans) at June 30, 2001. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.



                                             Real Estate
                      -------------------------------------------------------                        Commercial
                      One- to four-family     Commercial      Construction          Consumer           Business           Total
                       ------------------  ---------------   ----------------    ----------------  ---------------   ---------------
                                Weighted          Weighted           Weighted            Weighted         Weighted
                                 Average           Average            Average             Average          Average
                        Amount    Rate     Amount   Rate     Amount    Rate      Amount    Rate    Amount   Rate     Amount  Percent
                        ------    ----     ------   ----     ------    ----      ------    ----    ------   ----     ------  -------
                                                                (Dollars in Thousands)
  Due During
 Years Ending
   June 30,
-------------
2002 .............   $    303    8.84%   $    877    8.50% $  4,163    8.78     $ 3,391   12.39%  $15,272   8.88    $ 24,006  15.56%
2003 - 2006 ......        795    8.34         205    7.75                        28,229   10.26     4,031   9.13      33,260  21.56
2007 and following     67,548    8.25       7,805    8.62                        15,660    8.46     6,008   8.83      97,021  62.88
                     --------            --------          --------             -------           -------           --------

                     $ 68,646    8.25%   $  8,887    8.59% $  4,163    8.78%    $47,280    9.82%  $25,311   8.91%   $154,287 100.00%
                     ========            ========          ========             =======           =======           ========







         The total amount of loans due after June 30, 2002 which have fixed interest rates is $65.5 million, while the total amount of loans due after such dates which have floating or adjustable interest rates is $64.8 million.

         One- to Four-Family Residential Mortgage Lending. Residential loan originations of this type are generated by the Bank's marketing efforts, its present and walk-in customers, and referrals from real estate agents and builders. The Bank focuses its lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences. At June 30, 2001, the Bank's one- to four-family residential mortgage loans totaled $68.6 million, or approximately 44.5% of the Bank's total gross loan portfolio.

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

         The Bank currently offers one-, three-, five-, and seven-year ARM loans with a stated interest rate margin over applicable Treasury rates. These loans have a fixed-rate for the stated period and, thereafter, such loans adjust annually. Depending on whether a one-, three-, five-, or seven-year loan is selected, per-year and lifetime caps and floors will range from 100 to 200 basis points, and 300 to 600 basis points. As a consequence of using an initial fixed-rate, caps and floors, the interest rates on these loans may not be as rate sensitive as is the Bank's cost of funds. The Bank's ARM loans do not permit negative amortization of principal. The Bank qualifies borrowers at the fully indexed rate.

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

         In underwriting one- to four-family residential real estate loans, First Federal evaluates both the borrower's ability to make monthly payments and the value of the property securing the loan. Properties in Wabash county securing real estate loans made by First Federal are appraised by the Bank's salaried appraisers. Properties located outside of Wabash county securing real estate loans and all properties securing commercial loans are appraised by independent fee appraisers approved and qualified by the Board of Directors. First Federal generally requires borrowers to obtain an attorney's title opinion or title insurance, and fire and property insurance (including flood insurance, if necessary) in an amount not less than the amount of the loan. Real estate loans originated by the Bank generally contain a "due on sale" clause allowing the Bank to declare the unpaid principal balance due and payable upon the sale of the security property.

         Consumer Lending. First Federal offers a variety of secured consumer loans, including automobile, home equity, home improvement and student loans, and loans secured by savings deposits. In addition, First Federal offers other secured and unsecured consumer loans. The Bank currently originates substantially all of its consumer loans in its primary market area and surrounding areas. The Bank originates consumer loans on both a direct and indirect basis. Direct loans are made when the Bank extends credit directly to the borrower. Indirect loans are obtained when the Bank purchases loan contracts from retailers of goods or services which have extended credit to their customers. The only indirect lending by First Federal began in the early 1980s, and is with selected automobile and boat dealers located in the Bank's primary market and surrounding areas. The Bank underwrites each indirect loan in accordance with its normal consumer loan standards. At June 30, 2001, the Bank's consumer loan portfolio totaled $47.3 million, or 30.6% of its total gross loan portfolio.

         Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles or mobile homes. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At June 30, 2001, $163,000 or approximately 0.34% of the consumer loan portfolio was non- accruing. There can be no assurance that delinquencies will not increase in the future.

         The largest component of First Federal's consumer loan portfolio consists of automobile loans. At June 30, 2001, automobile loans totaled $27.2 million, or approximately 17.6% of the Bank's gross loan portfolio.

         Loans secured by second mortgages, together with loans secured by all prior liens, are currently limited to 100% or less of the appraised value of the property securing the loan. Generally, such loans have a maximum term of up to 20 years. As of June 30, 2001, home equity and home improvement loans, most of which are secured by second mortgages, amounted to $15.8 million, or 10.3% of the Bank's gross loan portfolio.

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

         Construction Lending. The Bank engages in limited amounts of construction lending to individuals for the construction of their residences as well as to builders for the construction of single family homes in the Bank's primary market area and surrounding areas. At June 30, 2001, the Bank had $4.2 million of gross construction loans, most of which were to borrowers who intended to live in the properties upon completion of construction.

         Construction loans to individuals for their residences are structured to be converted to permanent loans at the end of the construction phase, which typically runs for six months. During the construction phase, the borrower pays interest only. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans.

         Construction loans to builders of one- to four-family residences require the payment of interest only for up to 12 months. In most cases, these loans carry fixed interest rates. At June 30, 2001, the Bank had $1.9 million in construction loans outstanding to builders.

         Construction lending generally affords the Bank an opportunity to receive interest at rates higher than those obtainable from permanent residential loans and to receive higher origination and other loan fees. In addition, construction loans are generally made with fixed rates of interest or for relatively short terms. Nevertheless, construction lending is generally considered to involve a higher level of credit risk than one- to four-family residential lending due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on development projects, real estate developers and managers. In addition, the nature of these loans is such that they are more difficult to evaluate and monitor. Finally, the risk of loss on construction loans is dependent largely upon the accuracy of the initial estimate of the individual property's value upon completion of the project and the estimated cost (including interest) of the project. If the cost estimate proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the project. At June 30, 2001, the Bank had no construction loans outstanding which were over thirty days delinquent.

         Commercial and Multi-Family Real Estate Lending. The Bank has also engaged in commercial and multi-family real estate lending in the Wabash market area and surrounding areas and has purchased participation interests in loans from other financial institutions throughout Indiana and neighboring jurisdictions. At June 30, 2001, the Bank had $8.9 million of commercial and multi-family real estate loans, which represented 5.8% of the Bank's total gross loan portfolio. The largest commercial or multi-family real estate loan outstanding at June 30, 2001 was $1.7 million, which was performing in accordance with its repayment terms. At June 30, 2001, substantially all of the Bank's commercial and multi-family real estate loan portfolio was secured by properties located in Indiana.

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

         Commercial Business Lending. The Bank began increasing its commercial loan portfolio in fiscal 1999. At June 30, 2001, approximately $25.3 million, or 16.4% of the Bank's total gross loan portfolio, was comprised of commercial loans.

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

         The following table sets forth information concerning delinquent mortgage and other loans at June 30, 2001. The amounts presented represent the total remaining principal balances of the related loans, rather than the actual payment amounts which are overdue.



                                                           Loans Delinquent For:
                                      30-59 Days                60-89 Days           90 Days and Over        Total Delinquent Loans
                              -------------------------  ------------------------ ------------------------   -----------------------
                                               Percent                   Percent                  Percent                   Percent
                                               of Loan                   of Loan                  of Loan                   of Loan
                               Number  Amount  Category  Number Amount   Category Number  Amount  Category   Number Amount  Category
                               ------  ------  --------  -------------   ---------------  ------  --------   -------------  --------
                                                                     (Dollars in Thousands)
Real Estate:
  One- to four-family......       20    $734    1.07%    ---   $  ---      ---%     3     $ 134    0.19%        23    $ 868   1.26%
  Commercial and
  Multi-Family.............       --      --       --     --     ----        --     1       346     0.39         1      346    0.39
  Construction.............      ---     ---      ---    ---     ----       ---            ----                        ----    ----
Consumer...................      138     895     1.89     37      265       .56    24       163     0.34       199    1,323    2.79
Commercial business........       21   1,091     4.31     10       59      .023    27       676     2.67        58    1,825    7.21
                                 ---  ------             ---    -----              --    ------                ---   ------

     Total delinquent loans      179  $2,720     1.76%    47     $324       0.21%  55    $1,319    0.85%       281   $4,363   2.82%
                                 ===  ======     ====    ===     ====       ====   ==    ======    ====        ===   ======   ====




         The ratio of delinquent loans to total loans (net), was 2.87% at June 30, 2001.

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


                                                                     June 30
                                              ------------------------------------------------------
                                               2001         2000       1999        1998        1997
                                              ------      ------      ------      ------      ------
                                                              (Dollars in Thousands)
Non-accruing loans:
  One- to four-family ...................     $  134      $  137      $    1      $  521      $ --
  Commercial and multi-family real estate      1,022          39         317        --          --
  Consumer ..............................        163          75          92         193         248
                                              ------      ------      ------      ------      ------
         Total non-accruing loans .......      1,319         251         410         714         248
                                              ------      ------      ------      ------      ------

Foreclosed and repossessed assets:
  One- to four-family ...................        230        --           274        --          --
  Commercial and multi-family real estate       --          --           101         101        --
  Consumer ..............................         69          39          57          58          33
                                              ------      ------      ------      ------      ------
         Total foreclosed assets ........        299          39         432         159          33
                                              ------      ------      ------      ------      ------

Troubled debt restructurings ............       --          --          --          --          --

Total non-performing assets .............     $1,618      $  290      $  842      $  873      $  281
                                              ======      ======      ======      ======      ======
Total as a percentage of total assets ...       0.70%       0.13%       0.39%       0.43%       0.16%
                                              ======      ======      ======      ======      ======


         Non-Performing Assets. Included in non-accruing loans at June 30, 2001 were 24 consumer loans totaling $103,000 secured by property including automobiles, manufactured homes and other collateral. Foreclosed and repossessed assets included automobiles and commercial property totaling $69,000 at June 30, 2001.

         Other Loans of Concern. Including the non-accruing loans set forth in the preceding table, as of June 30, 2001 there was also an aggregate of $4.7 million in net book value of loans classified by the Bank with respect to the majority of which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. The principal components of loans of concern are 85 consumer loans aggregating $631,000, 13 one- to four-family loans aggregating $668,000 and 23 commercial loans aggregating $3.5 million at June 30, 2001. The principal components of loans of concern at June 30, 2000 consisted of 64 consumer loans aggregating $572,000, 18 one- to four-family loans aggregating $889,000 and 25 commercial loans aggregating $2.7 million.

         As of June 30, 2001, there were no other loans not included on the foregoing table or discussed above where known information about the possible credit problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

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

         When a savings bank classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When a savings bank classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. First Federal's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the District Director at the regional OTS office, who may order the establishment of additional general or specific loss allowances.

         In accordance with its classification of assets policy, the Bank regularly reviews the loans in its portfolio to determine whether any loans require classification. On the basis of management's review of its assets, at June 30, 2001, the Bank had classified a total of approximately $2.5 million of its assets as substandard, $248,000 as doubtful, none as loss, and $2.0 million as special mention. At June 30, 2001, total classified and non-performing assets comprised $5.0 million, or 25.6% of the Bank's capital, or 2.2% of the Bank's total assets.

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

         Although management believes that it uses the best information available to determine the allowances, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Bank's allowances will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. At June 30, 2001, the Bank had a total allowance for loan losses of $1.8 million or 1.15% of total loans, net. See Note 4 of the Notes to Consolidated Financial Statements in the Annual Report to Stockholders (the "Annual Report"), attached hereto as Exhibit 13.

         The following table sets forth an analysis of the Bank's allowance for loan losses.


                                                                   Year Ended June 30
                                                  ------------------------------------------------------
                                                   2001        2000        1999        1998        1997
                                                  ------      ------      ------      ------      ------
                                                                  (Dollars in Thousands)

Balance at beginning of period ..............     $1,961      $1,623      $  983      $  572      $  553

Charge-offs:
 One- to four-family ........................        113        --            26        --             3
 Consumer ...................................      1,277         507         439         285         181
 Commercial Business ........................        802         276        --            47        --
                                                  ------      ------      ------      ------      ------
                                                   2,192         783         465         332         184
Recoveries:
 Consumer ...................................        139          82          95          38          83
 Commercial and multi-family real estate ....        150           5        --          --          --
                                                  ------      ------      ------      ------      ------
                                                     289          87          95          38          83

Net charge-offs .............................      1,903         696         370         294         101
Additions charged to operations .............      1,715       1,034       1,010         705         120
                                                  ------      ------      ------      ======      ------
Balance at end of period ....................     $1,773      $1,961      $1,623      $  983      $  572
                                                  ======      ======      ======      ======      ======

Ratio of net charge-offs during the period to
  average loans outstanding during the
period ......................................       1.23%       0.45%       0.25%       0.23%      .09 %
                                                  ======      ======      ======      ======      ======


         The distribution of the Bank's allowance for loan losses at the dates indicated is summarized as follows:


                                                                               June 30,
                                ----------------------------------------------------------------------------------------------------
                                      2001                    2000               1999              1998                1997
                                -------------------   -----------------   ------------------   -----------------  ------------------

                                           Percent             Percent              Percent             Percent            Percent
                                           of Loans            of Loans             of Loans            of Loans           of Loans
                                           in Each             in Each              in Each             in Each            in Each
                                           Category            Category             Category            Category           Category
                                           to Total            to Total             to Total            to Total           to Total
                                Amount      Loans      Amount  Loans       Amount   Loans      Amount   Loans     Amount   Loans
                                ------      -----      ------  -----       ------   -----      ------   -----     ------   -----
                                                                        (Dollars in Thousands)

One- to four-family..........   $   184      44.49%    $ 274    45.38%    $ 113     44.34%      $105    49.64%    $ 95       56.21%
Commercial and multi-family
   real estate...............       215       5.76       120     5.30       225      6.11        230     5.14       70        5.56
Construction.................       ---       2.70        --     1.53       ---      0.59         28     2.82       25        2.58
Consumer.....................       454      30.64       825    31.98       700     33.41        445    33.25      325       29.75
Commercial business..........       859      16.41       571    15.81       405     15.55        165     9.15       50        5.90
Unallocated..................        61        ---       171      ---       180       ---         10      ---        7         ---
                                -------     ------    ------   ------    ------    ------       ----   ------     ----      ------
     Total...................   $ 1,773     100.00%   $1,961   100.00%   $1,623    100.00%      $983   100.00%    $572      100.00 %
                                =======     ======    ======   ======    ======    ======       ====   ======     ====      ======



Investment Activities

         Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Bank has generally maintained its liquid assets above the minimum requirements previously imposed by the OTS regulations and at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. As of June 30, 2001, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 7.94%, a level deemed by management to be consistent with safe and sound banking practices.

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

         Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"), requires that securities and mortgage-backed securities be classified as held to maturity, available for sale or trading purposes. Under SFAS No. 115, securities that the Company has the positive intent and ability to hold until maturity are classified as held to maturity and are reported at amortized cost. Securities classified as available for sale are those the Company may sell in response to liquidity needs, for asset/liability management purposes and other reasons and are reported at fair value. Unrealized gains and losses on securities available for sale are reported as a separate component of equity, net of tax. Trading securities are those which are purchased for sale in the near future and are reported at fair value. Unrealized gains and losses on trading securities are included in income. Transfers between categories are accounted for as sales and repurchases at fair value. For any sales or transfers of securities classified as held to maturity, the cost basis, the realized gain or loss, and the circumstances leading to the decision to sell are required to be disclosed. At the time of purchase of new securities, management of the Company makes a determination as to the appropriate classification of securities as available for sale or held to maturity. At June 30, 2001, the Company had no securities classified as held to maturity and $61.0 million classified as available for sale including mortgage-backed securities. No securities were held for trading purposes on such date.

         Securities. It is the Company's general policy to purchase securities which are U.S. Government securities and federal agency obligations, state and local government obligations, commercial paper, short-term corporate debt securities and overnight federal funds. At June 30, 2001, the weighted average term to maturity or repricing of the investment securities portfolio, excluding the FHLB, Fannie Mae stock and other equity securities available for sale, was
3.6 years.

         OTS regulations restrict investments in corporate debt and equity securities by the Bank. These restrictions include prohibitions against investments in the debt securities of any one issuer in excess of 15% of the Bank's unimpaired capital and unimpaired surplus as defined by federal regulations, which totaled $19.4 million as of June 30, 2001, plus an additional 10% if the investments are fully secured by readily marketable collateral. See "Regulation - Federal Regulation of Savings Associations" for a discussion of additional restrictions on the Bank's investment activities.

         The following table sets forth the composition of the Company's securities portfolio excluding mortgage-backed securities, at the dates indicated.


                                                                                June 30,
                                                 ------------------------------------------------------------------
                                                          2001                    2000                   1999
                                                 ----------------------   --------------------   ------------------
                                                  Carrying      % of      Carrying      % of     Carrying      % of
                                                    Value       Total       Value       Total      Value       Total
                                                 ----------- ---------------------------------------------- --------
                                                                         (Dollars in Thousands)
Securities available for sale:

  Federal agency obligations.....................   $ 11,134     27.55%     $21,952       49.41%   $23,187      53.0%
  Commercial notes and commercial paper..........      4,631     11.46        1,499        3.37        237       0.54
  State and local government obligations.........      8,094     20.02        8,498       19.13      8,343      19.08
  Other equity securities........................     13,160     32.56        9,073       20.43      8,569      19.59
                                                    --------                -------     -------    -------     ------
    Total securities available for sale..........     37,019     91.59       41,022       92.34     40,336      92.22
                                                    --------                -------     -------    -------     ------
  FHLB stock.....................................      3,401      8.41        3,401        7.66      3,401       7.78
                                                    --------    ------      -------     ------     -------     -------
    Total securities.............................    $40,420    100.00      $44,423     100.00%    $43,737     100.00%
                                                     =======    ======      =======     ======     =======     ======

Weighted average remaining life or term to
   repricing, excluding FHLB stock and other
   equity  securities available for sale.........   3.6 yrs.                8.7 yrs.               8.2 yrs.


Other Interest-Earning Assets:
  Interest-earning deposits with banks...........    $ 2,158                 $1,102                $   188
                                                     =======                 ======                =======


         The composition and maturities of the securities portfolio, excluding mortgage-backed securities, FHLB of Indianapolis stock and other equity securities, are indicated in the following table.

                                                                     June 30, 2001
                                  ---------------------------------------------------------------------------------
                                  Less Than        1 to 5        5 to 10        Over 10               Total
                                   1 Year           Years         Years          Years             Securities
                                   ------           -----         -----          -----       ----------------------
                                  Amortized       Amortized     Amortized      Amortized     Amortized       Market
                                    Cost            Cost          Cost           Cost          Cost           Value
                                    ----            ----          ----           ----          ----           -----
                                                             (Dollars in Thousands)
Federal agency
 obligations.................      $      0        $     0       $ 9,000         $2,062        $11,062       $11,134
Commercial notes and
  commercial paper...........         2,194              0             0          2,259          4,453         4,631
State and local
 government obligations......           582          1,181         1,044          5,213          8,020         8,094
                                   --------        -------      --------        -------         ------      --------

Total debt securities........        $2,776         $1,181       $10,044         $9,534        $23,535       $23,859
                                     ======         ======       =======         ======        =======       =======

Weighted average yield(1)....         5.68%          5.24%         6.24%          6.72%          6.32%

-----------------------
(1) Yields reflected have not been computed on a tax equivalent basis.


         Except for obligations of state and local governments, the Company's securities portfolio at June 30, 2001 contained neither tax-exempt securities nor securities of any issuer with an aggregate book value in excess of 10% of the Company's shareholders' equity, excluding those issued by the United States Government, or its agencies.

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

         The following table sets forth the amortized cost of the Company's mortgage-backed securities at the dates indicated.


                                                       June 30,
                                     -------------------------------------------
                                      2001               2000              1999
                                     -------           -------           -------
                                                   (In thousands)
Fannie Mae ...............           $ 6,991           $ 1,219           $   283
Ginnie Mae ...............            12,650            10,110            10,290
Freddie Mac ..............             3,856                73               103
                                     -------           -------           -------
    Total ................           $23,497           $11,402           $10,676
                                     =======           =======           =======

         The following table sets forth the contractual maturities of the Company's mortgage-backed securities based on amortized cost at June 30, 2001. Not considered in the preparation of the table below is the effect of prepayments, periodic principal repayments and the adjustable-rate nature of these instruments.

                                                     Due in                         June 30,
                                  ---------------------------------------------       2000
                                    5 Years    5 to 10    10 to 20    Over 20       Balance
                                    or Less     Years       Years      Years      Outstanding
                                  ---------- ---------- ----------------------- -------------
                                                     (Dollars In Thousands)
Fannie Mae.......................    $   ---     $  ---       $  ---    $ 6,991       $  6,991
Ginnie Mae.......................        ---        ---          ---     12,650         12,650
Freddie Mac......................        ---        ---          ---      3,856          3,856
                                    --------    -------      -------     ------      ---------
     Total.......................    $   ---     $  ---       $  ---    $23,497        $23,497
                                     =======     ======       ======    =======        =======
Weighted average yield...........       ---%       ---%         ---%      6.48%          6.48%


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

         Deposits. First Federal offers a variety of deposit accounts having a wide range of interest rates and terms. The Bank's deposit accounts consist of passbook savings accounts, money market savings accounts, NOW, money market checking and regular checking accounts, and certificate accounts ranging in terms from 91 days to 60 months. The Bank only solicits deposits from its market area and currently does not use brokers to obtain deposits. The Bank relies primarily on competitive pricing policies, advertising and customer service to attract and retain these deposits.

         The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates, and competition.

         The variety of deposit accounts offered by the Bank has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. Nonetheless, the Bank has become more susceptible to short-term fluctuations in deposit flows, as customers have become more interest rate conscious. The Bank endeavors to manage the pricing of its deposits in keeping with its asset/liability management and profitability objectives. Based on its experience, the Bank believes that its passbook savings, money market savings accounts, NOW, money market checking and regular checking accounts are relatively stable sources of deposits. However, the ability of the Bank to attract and maintain certificates of deposit and its passbook accounts and the rates paid on these deposits has been and will continue to be significantly affected by market conditions.

         The following table sets forth the savings flows at the Bank during the periods indicated.


                                               Year Ended June 30,
                                 ----------------------------------------------
                                    2001             2000                1999
                                 ---------         ---------          ---------
                                                 (In thousands)

Opening balance .........        $ 133,105         $ 130,401          $ 125,256
Purchased deposits ......             --                --                 --
Net deposits ............            5,723            (2,213)               246
Interest credited .......            5,802             4,917              4,899
                                 ---------         ---------          ---------

Ending balance ..........        $ 144,630         $ 133,105          $ 130,401
                                 =========         =========          =========

Net increase ............        $  11,525         $   2,704          $   5,145
                                 =========         =========          =========

Percent increase ........             8.66%             2.07%              4.11%
                                 =========         =========          =========

         The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by the Bank at the dates indicated.

                                                                                 June 30,
                                          -------------------------------------------------------------------------------------
                                                    2001                           2000                           1999
                                          --------------------------      --------------------------     ----------------------
                                                            Percent                        Percent                     Percent
                                            Amount          of Total       Amount          of Total        Amount      of Total
                                            ------          --------       ------          --------        ------      --------
                                                                         (Dollars in Thousands)
Interest Rate Range:
-------------------

Passbook Accounts....................     $  35,376            24.46%     $  37,775          28.38%        $45,653       35.01%
Demand accounts(1)...................         9,161             6.33          8,876           6.67           8,171        6.26
Money Market Accounts................         5,621             3.88          2,884           2.17             568        0.44
NOW Accounts.........................         7,129             4.93          7,539           5.66           6,640        5.09
                                          ---------           ------      ---------         ------

Total Non-Certificates...............        57,287            39.60         57,074          42.88          61,032       46.80
                                          ---------           ------      ---------         ------         -------      ------

 Certificates:
-------------
 0.00 -  3.99%.......................         2,293             1.59            ---           ---              ---      ---
 4.00 -  5.99%.......................        26,651            18.43         37,129          27.89          53,305       40.88
 6.00 -  7.99%.......................        58,319            40.32         38,902          29.23          16,064       12.32
 8.00 -  9.99%.......................            80              .06             --           ---              ---      ---
                                          ---------           ------      ---------         ------
Total Certificates...................        87,343            60.40         76,031          57.12          69,369       53.20
                                          ---------           ------      ---------        -------       ---------     -------
Total Deposits.......................     $ 144,630           100.00%     $ 133,105         100.00%       $130,401      100.00%
                                           ========           ======      =========         ======        ========      ======

----------------
(1) Non-interest-bearing accounts.

         The following table shows rate and maturity information for the Bank's certificates of deposit as of June 30, 2001.


                                                  0.00-        4.00-         6.00-                          Percent
                                                  3.99%        5.99%         7.99%         Total           of Total
                                                  -----        -----         -----         -----           --------
                                                                   (Dollars in Thousands)
Certificate accounts maturing in
 quarter ending:

September 30, 2001.......................       $   509     $  4,908      $  9,736       $15,153             17.35%
December 31, 2001........................           345        2,896         4,315         7,556              8.65
March 31, 2002...........................           982        4,063         3,832         8,877             10.16
June 30, 2002............................           365        2,746        20,610        23,721             27.16
September 30, 2002.......................            32        3,280        12,379        15,691             17.97
December 31, 2002........................            60        2,943         1,498         4,501              5.15
March 31, 2003...........................           ---          473         1,565         2,038              2.33
June 30, 2003............................           ---        1,669         1,635         3,304              3.78
September 30, 2003.......................           ---          608           144           752               .86
December 31, 2003........................           ---          301           298           599               .69
March 31, 2004...........................           ---          670           137           807               .92
June 30, 2004............................           ---          458           195           653               .75
Thereafter...............................           ---        1,636         2,055         3,691              4.23
                                                  -----      -------       -------       -------            ------
     Total...............................         2,293      $26,651       $58,399       $87,343            100.00%
                                                  =====      =======       =======       =======            ======
Percent of total.........................          2.63%       30.51%        66.86%       100.00%
                                                  =====        =====         =====        ======



         The following table indicates the amount of the Bank's certificates of deposit and other deposits by time remaining until maturity as of June 30, 2000.


                                                                          Maturity
                                                      --------------------------------------------------
                                                                     Over         Over
                                                      3 Months       3 to 6       6 to 12        Over
                                                      or Less        Months       Months       12 months      Total
                                                      -------        ------       ------       ---------      -----
                                                                           (In Thousands)

Certificates of deposit less than $100,000.......      $10,926       $ 5,597     $ 24,441      $ 26,851     $ 67,815

Certificates of deposit of $100,000 or more......        4,052         1,892        6,762         5,165       17,871

Public funds(1)..................................          175            67        1,395            20        1,657
                                                       -------       -------     --------      --------     --------

Total certificates of deposit....................      $15,153       $ 7,556      $32,598      $ 32,036     $ 87,343
                                                       =======       =======      =======      ========     ========

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

         First Federal's borrowings historically have consisted of advances from the FHLB of Indianapolis upon the security of a blanket collateral agreement of a percentage of unencumbered loans. Such advances can be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At June 30, 2001, the Bank had $62.4 million in FHLB advances, and a $500,000 overdraft line of credit was available from the FHLB.

         From time to time, First Federal has entered into repurchase agreements through a nationally recognized broker-dealer firm. These agreements are accounted for as borrowings by the Bank and are secured by certain of the Bank's securities. The broker-dealer takes possession of the securities during the period that the repurchase agreement is outstanding. The terms of the agreements have typically ranged from 30 days to a maximum of six months. The proceeds of these transactions are used to meet cash flow needs of the Bank. At June 30, 2001, the Bank had no repurchase agreements outstanding.

         The following table sets forth the maximum month-end balance and average balance of FHLB advances and line of credit from the FHLB and securities sold under agreements to repurchase at the dates indicated.


                                                                  Year Ended June 30,
                                                           ------------------------------------
                                                             2001          2000           1999
                                                             ----          ----           ----
                                                                       (In thousands)
Maximum Balance:
---------------
FHLB advances and line of credit......................     $ 64,168       $66,300        $66,300
Securities sold under agreements to repurchase........          ---           ---             --

Average Balance:
---------------
FHLB advances and line of credit......................       62,585        64,770         62,106
Securities sold under agreements to repurchase........          ---           ---             --

Average Rate Paid On:
--------------------
FHLB advances and line of credit......................        6.02%         5.68%          5.73%
Securities sold under agreements to repurchase........           --           ---             --


         The following table sets forth the Bank's borrowings at the dates indicated.

                                                      Year Ended June 30,
                                          ---------------------------------------
                                              2001          2000           1999
                                          ----------  ------------    -----------
                                                       (In thousands)
FHLB advances and line of credit.......     $ 62,397       $64,168        $66,300
Due to brokers.........................          --           ---             ---
                                          ----------  ------------    -----------
    Total borrowings...................     $ 62,397       $64,168        $66,300
                                            ========       =======        =======


Subsidiary Activities

         As a federally chartered savings association, First Federal is permitted by OTS regulations to invest up to 2% of its assets, or $4.6 million at June 30, 2001, in the stock of, or loans to, service corporation subsidiaries. First Federal may invest an additional 1% of its assets in service corporations where such additional funds are used for inner city or community development purposes. In addition to investments in service corporations, federal associations are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities which a federal association may engage in directly. First Federal had no subsidiaries at June 30, 2001.

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

         All savings associations are subject to a semi-annual assessment, based upon the association's total assets, to fund the operations of the OTS. The Bank's OTS assessment for the fiscal year ended June 30, 2001 was approximately $55,000.

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

         In addition, the investment, lending and branching authority of the Bank is prescribed by federal laws, and it is prohibited from engaging in any activities not permitted by such laws. For instance, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal associations in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the OTS. Federal savings associations are also generally authorized to branch nationwide. At June 30, 2001, First Federal was in compliance with each of the noted restrictions.

         The Bank's general permissible lending limit for loans-to-one borrower is the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At June 30, 2001, the Bank's lending limit under this restriction was approximately $3.0 million. First Federal is in compliance with the loans-to-one borrower limitation.

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

         The FDIC's deposit insurance premiums are assessed through a risk-based system, under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period. As of June 30, 2001, the Bank met the requirements of a well- capitalized institution.

         The premium schedule for BIF and SAIF insured institutions ranged from 0 to 27 basis points. However, SAIF insured institutions and BIF insured institutions are required to pay a Financing Corporation assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. This amount is currently equal to about 1.88 points for each $100 in domestic deposits for BIF and SAIF insured institutions. These assessments, which may be revised based upon the level of BIF and SAIF deposits, will continue until the bonds mature in 2017 through 2019.

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

         The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with this requirement. At June 30, 2001, First Federal did not have any unamortized purchased mortgage servicing rights, but did have certain intangible assets related to the purchase of the branch in South Whitley, Indiana.

         The OTS regulations establish special capitalization requirements for savings associations that own subsidiaries. As of June 30, 2001, the Bank had no subsidiaries.

         At June 30, 2001, the Bank had tangible capital of $18.4 million, or 8.07% of adjusted total assets, which is approximately $9.3 million above the minimum requirement of 4.0% of adjusted total assets in effect on that date.

         The capital standards also effectively require core capital equal to at least 4% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. At June 30, 2001 the Bank had certain intangible assets related to the branch purchase which were subject to these tests.

         At June 30, 2001, the Bank had core capital equal to $18.4 million, or 8.07% of adjusted total assets, which is $9.3 million above the minimum leverage ratio requirement of 4% as in effect on that date.

         The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At June 30, 2001, First Federal had no capital instruments that qualify as supplementary capital and $1.8 million of general loss reserves, which was not more than 1.25% of risk-weighted assets.

         Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. First Federal had no such exclusions from capital and assets at June 30, 2001.

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

         On June 30, 2001, the Bank had total risk-based capital of $20.1 million (including $18.4 million in core capital and $1.7 million in qualifying supplementary capital) and risk-weighted assets of $148.0 million (including, converted off-balance sheet assets); or total capital of 13.6% of risk-weighted assets. This amount was $8.3 million above the 8.0% requirement in effect on that date.

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

         Limitations on Dividends and Other Capital Distributions. OTS regulations impose various restrictions or requirements on savings associations with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. OTS regulations permit a federal savings association to pay dividends in any calendar year equal to net income for that year plus retained earnings for the preceding two years (less any dividends paid).

         Qualified Thrift Lender Test. All savings associations, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. At June 30, 2001, the Bank met the test and has always met the test since its effectiveness.

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

         Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the OTS. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must be made on substantially the same terms and conditions as loans to unaffiliated persons. At June 30, 2001, the Bank was in compliance with the above restrictions.

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

         As a unitary savings and loan holding company that has been in existence prior to May 4, 1999, the Company generally is not subject to activity restrictions. If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than the Bank or any other SAIF-insured savings association) would become subject to such restrictions unless such other associations each qualify as a QTL and were acquired in a supervisory acquisition.

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

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At June 30, 2001, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS.

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

         As a member, First Federal is required to purchase and maintain stock in the FHLB of Indianapolis. At June 30, 2001, First Federal had $3.4 million in FHLB stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB stock. Over the past five fiscal years such dividends have averaged 8.0% and were 8.0% for the fiscal year ended June 30, 2001.

         For the year ended June 30, 2001, dividends paid by the FHLB of Indianapolis to First Federal totaled $283,000 and was approximately $272,000 in fiscal year 2000. The $283,000 dividend received for the fiscal year ended June 30, 2001 reflects an annualized rate of 8.3%.

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

         A portion of the Bank's reserves for losses on loans may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of June 30, 2001, the portion of the Bank's reserves subject to this treatment for tax purposes totaled approximately $1.2 million.

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

         The Bank serves Wabash, Kosciukso, Grant, Miami, Huntington, Whitley, Allen, Noble and Elkhart Counties in Indiana. The Bank's primary market area, however, is the Counties of Wabash, Kosciukso and Whitley, Indiana. There are four commercial banks and one credit union which compete for deposits and loans in Wabash County. In Kosciukso County, there are six commercial banks, one credit union and one savings bank competing for market share. In Whitley County, there are five commercial banks, one credit union and one savings bank competing for market share.

Employees

         At June 30, 2001, the Company and its affiliates had a total of 66 employees, including 11 part-time employees. The Company's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

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


         Christine Noonan, age 51, is Vice President and Chief Operations Officer and Secretary of First Federal, and also serves as Secretary of the Company. Mrs. Noonan joined First Federal in 1987 as secretary to the President and became the Data Processing Manager in 1989. Other duties over the years include new accounts, customer service, IRA administrator, loan clerk, mortgage lending, and compliance. Prior to joining First Federal, Mrs. Noonan worked for a company in Warsaw, Indiana for nine years that handled all aspects of qualified pension plans and financial planning.

         Timothy A. Sheppard, age 33, is Vice President and Controller of First Federal, and also serves as Treasurer and Chief Accounting Officer of the Company, positions he has held since October 2000. Prior to joining First Federal, Mr. Sheppard was employed by Home Bancorp and Home Loan Bank fsb located in Fort Wayne, Indiana from 1995 to 2000 in a variety of positions, including Assistant Treasurer from 1995 to 1999 and Treasurer from 1999 to 2000.

         Noah T. Smith, age 30, is Vice President of Commercial Loans of First Federal, a position he has held since August 2000. Prior to joining First Federal, Mr. Smith was employed by Indiana Lawrence Bank located in North Manchester, Indiana from 1993 to 2000 in a variety of lending positions, including Assistant Vice President from 1997 to 2000.

Item 2.           Description of Property
                  -----------------------

         The Bank conducts its business at its main office and three other locations in its primary market area. The Bank owns all of its offices. The total net book value of the Bank's premises and equipment (including land, buildings and furniture, fixtures and equipment) at June 30, 2001 was $2.1 million. See Note 6 of Notes to Consolidated Financial Statements in the Annual Report attached as Exhibit 13. The following table sets forth information relating to each of the Bank's offices as of June 30, 2001.


                                          Date                Total Approximate
Location                                Acquired               Square Footage
--------                                --------               --------------

Main Office:                               1982                     10,185(1)
1205 N. Cass Street
Wabash, Indiana

500 S. Huntington                          1977                      2,400(2)
Syracuse, Indiana(2)

1306 Street Road 114 West N.               1968                        1,325
Manchester, Indiana

105 E. Columbia Street                     1997                      5,300(4)
South Whitley, Indiana(3)
-----------------------
(1)      The Bank leases space in this office to its affiliate, FirstFed
         Financial.
(2)      A new branch at this site was completed in September 1995.
(3)      NBD Bank Branch acquired on June 13, 1997.
(4)      Includes basement.



Item 3.           Legal Proceedings
                  -----------------

         The Company and First Federal are involved from time to time as plaintiff or defendant in various legal actions arising in the normal course of its business. FirstFed, the Company's other wholly-owned subsidiary is not a party to any legal action. While the ultimate outcome of these proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with counsel representing the Company and First Federal in the proceedings, that the resolution of these proceedings should not have a material effect on the Company's consolidated financial position or results of operations.

Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 2001.

                                     PART II

Item 5.           Market for Common Equity and Related Stockholder Matters
                  --------------------------------------------------------

         Page 32 of the attached 2001 Annual Report to Stockholders is herein incorporated by reference.

Item 6.           Management's Discussion and Analysis or Plan of Operation
                  ---------------------------------------------------------

         Pages 4 through 11 of the attached 2001 Annual Report to Stockholders are herein incorporated by reference.

Item 7.           Financial Statements
                  --------------------

         The following information appearing in the Company's Annual Report to Stockholders for the year ended June 30, 2001, is incorporated by reference in this Annual Report on Form 10-KSB as Exhibit 13.

                                                                        Pages in
                                                                         Annual
Annual Report Section                                                    Report
---------------------                                                    ------

Report of Independent Auditors.......................................      11

Consolidated Balance Sheets as of June 30, 2001 and 2000.............      12

Consolidated Statements of Income
Years Ended June 30, 2001, 2000 and 1999.............................      13

Consolidated Statement of Changes in Shareholders' Equity
Years Ended June 30, 2001, 2000 and 1999.............................       14

Consolidated Statements of Cash Flows
Years Ended June 30, 2001, 2000 and 1999.............................       15

Notes to Consolidated Financial Statements...........................   16 to 30


         With the exception of the information listed in Items 5-7 above, the Company's Annual Report to Stockholders for the year ended June 30, 2001, is not deemed filed as part of this Annual Report on Form 10-KSB.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
                  ------------------------------------------------------------

         There has been no Current Report on Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.

                                    PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act
                  -------------------------------------------------------------
Directors
---------

         Information concerning Directors of the Company is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on October 23, 2001.

Executive Officers
------------------

         Information regarding the business experience of the executive officers of the Company and the Bank contained in Part I of this Form 10-KSB is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

         Information concerning Section 16(a) Beneficial Ownership Reporting Compliance is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on October 23, 2001.

Item 10.          Executive Compensation
                  ----------------------

         Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on October 23, 2001.

Item 11.          Security Ownership of Certain Beneficial Owners and Management
                  --------------------------------------------------------------

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on October 23, 2001.

Item 12.          Certain Relationships and Related Transactions
                  ----------------------------------------------

         Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on October 23, 2001.

                                     PART IV

Item 13.          Exhibits and Reports on Form 8-K
                  --------------------------------

         (a)  Exhibits

         See Index to Exhibits.

         (b)  Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended June 30, 2001.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                FFW CORPORATION


Date:        September 28, 2001           By:   /s/ Roger K. Cromer
             ------------------                 --------------------
                                                ROGER K. CROMER
                                                (Duly Authorized Representative)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Roger K. Cromer                           /s/ Wayne W. Rees
--------------------------------------------  -----------------
ROGER K. CROMER                               WAYNE W. REES
---------------                               -------------
President and Chief Executive Officer         Chairman of the Board
(Principal Executive and Operating
Officer)
Date:        September 28, 2001               Date:        September 28, 2001
-----        -------------------------------  -----        ------------------

/s/ Timothy A. Sheppard                       /s/ Joseph W. McSpadden
--------------------------------------------  -----------------------
TIMOTHY A. SHEPPARD                           JOSEPH W. MCSPADDEN
-------------------                           -------------------
Treasurer (Principal Accounting Officer)      Director
Date:        September 28, 2001               Date:        September 28, 2001
-----        -------------------------------  -----        ------------------

/s/ J. Stanley Myers                          /s/ Ronald D. Reynolds
--------------------------------------------  ----------------------
J. STANLEY MYERS                              RONALD D. REYNOLDS
----------------                              ------------------
Director                                      Director
Date:        September 28, 2001               Date:        September 28, 2001
-----        -------------------------------               ------------------

/s/ Thomas L. Frank
--------------------------------------------
THOMAS L. FRANK
Director
Date:        September 28, 2001


                                                 Index to Exhibits


                                                                                            Reference to
                                                                                           Prior Filing
     Regulation S-B                                                                         or Exhibit
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

          4              Instruments defining the rights of security                            *
                         holders, including debentures

         10              Executive Compensation Plans and Arrangements

                         (a)      Employment Contract between Roger K.                          **
                                  Cromer and the Bank

                         (b)      1992 Stock Option and Incentive Plan                          *

                         (c)      Management Recognition and Retention                          ***
                                  Plan
                         (d)      1998 Omnibus Incentive Plan                                   ****

                         (e)      Employment Agreement between Timothy                          10(e)
                                  A. Sheppard and the Company

                         (f)      Employment Agreement between Noah T.                          10(f)
                                  Smith and the Company

                         (g)      Employment Agreement between                                  10(g)
                                  Christine K. Noonan and the Company

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