Form 10QSB
period 2001-09-30
FFW CORP
filed 2001-11-13
CIK 895401

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to ________

                         Commission File Number 0-21170

                                 FFW CORPORATION
        (Exact name of small business issuer as specified in its charter)

                Delaware                                    35-1875502
(State or other jurisdiction of incorporation   (I.R.S. Employer identification
            or organization)                                or Number)

                    1205 North Cass Street, Wabash, IN 46992
                    (Address of principal executive offices)

                                 (219) 563-3185
                           (Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes X   No __

           Transitional Small Business Disclosure Format (check one):

                                 Yes __    No X

State the number of Shares outstanding of each of the issuer's classes of common equity, as of the latest date:


As of November 2, 2001, there were 1,390,318 shares of the Registrant's common stock issued and outstanding.

                                 FFW CORPORATION

                                      INDEX


PART I.  FINANCIAL INFORMATION                                         PAGE NO.

Item 1.    Consolidated Financial Statements

               Consolidated Balance Sheets September 30, 2001             3
               and June 30, 2001

               Consolidated Statements of Income and                      4
               Comprehensive Income for the
               three months ended September 30, 2001 and 2000.

               Consolidated Statements of Cash Flows for the three        5
               months ended September 30, 2001 and 2000.

               Notes to Consolidated Financial Statements                 6


Item 2.    Management's Discussion and Analysis of Financial              7
            Condition and Results of Operations



PART II. OTHER INFORMATION


            Items 1-6                                                    11

            Signature Page                                               12

                          PART I: FINANCIAL INFORMATION
                                 FFW CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                                                    (Unaudited)
ASSETS :                                                                                            September 30         June 30
-------                                                                                                 2001              2001
                                                                                                        ----              ----
            Cash and due from financial institutions ...........................................   $   5,203,155    $   6,372,538
            Interest-earning deposits in financial institutions - short term ...................       7,785,891        2,157,621
                                                                                                   -------------    -------------
                        Cash and cash equivalents ..............................................      12,989,046        8,530,159
            Securities available for sale ......................................................      62,521,651       60,973,088
            Loans receivable, net of allowance for loan losses of $1,577,351 at September 30,
                        2001 and $1,773,194 at June 30, 2001 ...................................     151,701,144      152,195,442
            Federal Home Loan Bank stock, at cost ..............................................       3,400,900        3,400,900
            Accrued interest receivable ........................................................       1,399,474        1,479,567
            Premises and equipment-net .........................................................       2,635,250        2,099,125
              Investment in limited partnership ................................................         460,548          480,548
            Other assets .......................................................................       2,233,149        2,027,633
                                                                                                   -------------    -------------
                                    Total Assets ...............................................   $ 237,341,162    $ 231,186,462
                                                                                                   =============    =============


LIABILITIES AND SHAREHOLDERS' EQUITY:
-------------------------------------

Liabilities:
            Non-interest-bearing demand deposits ...............................................   $   9,534,041    $   9,161,009
            Savings, NOW and MMDA deposits .....................................................      50,246,764       48,126,243
            Other time deposits ................................................................      85,515,672       87,342,800
                                                                                                   -------------    -------------
                        Total Deposits .........................................................     145,296,477      144,630,052
            Federal Home Loan Bank advances ....................................................      66,387,656       62,396,906
            Accrued interest payable ...........................................................       1,075,284          196,840
            Accrued expenses and other liabilities .............................................       2,316,029        1,969,604
                                                                                                   -------------    -------------
                        Total Liabilities ......................................................     215,075,446      209,193,402

Shareholders' Equity:

            Preferred stock, $.01 par value, 500,000 shares authorized none issued .............            --               --
            Common stock, $.01 par value, 2,000,000 shares authorized, 1,829,828 shares issued and 1,390,345 shares outstanding at September 30, 2001; 1,829,828
                 shares issued and 1,412,478 shares outstanding at June 30, 2001 ...............          18,298           18,298
            Additional paid-in capital .........................................................       9,336,605        9,336,605
            Retained earnings - substantially restricted .......................................      16,763,807       16,423,161
              Accumulated other comprehensive income ...........................................         537,165          330,776
            Unearned management retention plan shares ..........................................         (46,403)         (52,242)
            Treasury stock at cost, 439,483 shares on September 30, 2001 and
                        417,350 shares on June 30, 2001 ........................................      (4,343,756)      (4,063,538)
                                                                                                   -------------    -------------
                            Total Shareholders' Equity .........................................      22,265,716       21,993,060
                                                                                                   -------------    -------------

                                    Total Liabilities and Shareholders' Equity .................   $ 237,341,162    $ 231,186,462
                                                                                                   =============    =============

                          PART I: FINANCIAL INFORMATION
                                 FFW CORPORATION
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)


                                                                                                             Three Months Ended
                                                                                                                September 30
                                                                                                             2001           2000
                                                                                                             ----           ----
Interest income:
            Loans receivable
                        Mortgage loans ................................................................   $ 1,485,635   $ 1,507,412
                        Consumer and other loans ......................................................     1,702,056     1,869,445
            Securities
                        Taxable .......................................................................       850,237       849,311
                        Nontaxable ....................................................................       130,480       112,777
            Other interest-earning assets .............................................................        29,633        29,315
                                                                                                          -----------   -----------
                        Total interest income .........................................................     4,198,041     4,368,260

Interest expense :

            Deposits ..................................................................................     1,723,078     1,651,863
            Other .....................................................................................       842,051       984,535
                                                                                                          -----------   -----------
                        Total interest expense ........................................................     2,565,129     2,636,398
                                                                                                          -----------   -----------

Net interest income ...................................................................................     1,632,912     1,731,862

            Provision for loan losses .................................................................       225,000     1,035,000
                                                                                                          -----------   -----------

Net interest income after provision for loan losses ...................................................     1,407,912       696,862

Non-interest income :

            Net gain on sale of securities ............................................................         5,000          --
            Net gain on sale of loans .................................................................        49,024         8,010
            Other .....................................................................................       342,652       303,103
                                                                                                          -----------    ----------
                        Total noninterest income ......................................................       396,676       295,093

Noninterest expense :

            Compensation and benefits .................................................................       526,290       520,901
            Occupancy and equipment ...................................................................        92,803        96,527
            Data processing expense ...................................................................       116,867       115,228
            Other .....................................................................................       346,155       340,866
                                                                                                          -----------   -----------
                        Total noninterest expense .....................................................     1,082,115     1,073,522
                                                                                                          -----------   -----------

Income (Loss) before income taxes .....................................................................       722,473       (81,567)

            Income tax expense (benefit) ..............................................................       196,363       (46,973)
                                                                                                          -----------   -----------

Net income (loss) .....................................................................................   $   526,110   $   (34,594)
                                                                                                          ===========   ===========

Comprehensive income ..................................................................................   $   732,499   $   325,904
                                                                                                          ===========   ===========


Earnings (Losses) per common share :

            Basic .....................................................................................   $       .37   $     (.02)
            Diluted ...................................................................................   $       .37   $     (.02)

                          PART I: FINANCIAL INFORMATION
                                 FFW CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                   Three Months Ended
                                                                                                      September 30
                                                                                               2001                   2000
                                                                                               ----                   ----
Cash flows from operating activities:
            Net income (loss) .....................................................       $    526,110          $    (34,594)
            Adjustments to reconcile net income (loss) to net cash
                 from operating activities :
                 Depreciation and amortization, net of accretion ..................             24,327               (12,524)
                 Provision for loan losses ........................................            225,000             1,035,000
                 Net (gains) losses on sale of :
                        Securities available for sale .............................             (5,000)                    0
                        Loans held for sale .......................................            (49,024)               (8,010)
                        Foreclosed estate owned and repossessed assets ............              7,980                     0
                 Origination of loans held for sale ...............................         (5,110,050)             (784,000)
                 Proceeds from sale of loans held for sale ........................          5,159,074               792,010
                 Net change in accrued interest receivable and other
                          assets ..................................................           (285,878)              228,006
                 Amortization of goodwill and core deposit intangibles ............             41,760                39,087
                 Net change in accrued interest payable, accrued
                        expenses and other liabilities ............................          1,230,708             1,864,821
                                                                                          ------------          ------------
                                    Total adjustments .............................          1,238,897             3,154,390
                                                                                          ------------          ------------
                        Net cash from operating activities ........................          1,765,007             3,119,796

Cash flows from investing activities:
                 Proceeds from:
                        Sales/calls of securities available for sale ..............          9,386,600             1,750,000
                        Maturities of securities available for sale ...............                  0                95,000
                 Purchase of securities available for sale ........................        (11,970,180)             (212,499)
                 Principal collected on mortgage- backed securities ...............          1,402,844                45,922
                 Net change in loans receivable ...................................            159,929            (2,482,509)
                 Net purchases premises and equipment .............................           (581,575)               (7,533)
                 Investment in limited partnership ................................                  0               (75,000)
                 Proceeds from sales of other real estate and
                        repossessed assets ........................................            104,769                97,365
                                                                                          ------------          ------------
                        Net cash from investing activities ........................         (1,497,613)             (789,254)

Cash flows from financing activities :
                 Net increase in deposits .........................................            666,425             3,623,161
                 Proceeds from borrowings .........................................         25,490,750            20,889,047
                 Payment on borrowings ............................................        (21,500,000)          (22,889,047)
                 Purchase of treasury stock .......................................           (280,218)                    0
                 Proceeds from exercising of stock options ........................                  0                 5,000
                 Cash dividends paid ..............................................           (185,464)             (187,240)
                                                                                          ------------          ------------
                        Net cash from financing activities ........................          4,191,493             1,440,921

Net increase (decrease) in cash and cash equivalents ..............................          4,458,887             3,771,463
Cash and cash equivalents at beginning of period ..................................          8,530,159             5,254,418
                                                                                          ------------          ------------
Cash and cash equivalents at end of period ........................................       $ 12,989,046          $  9,025,881
                                                                                          ============          ============

                                 FFW CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  Basis of Presentation

     The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

     In the opinion of management, the Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) necessary to represent fairly the financial condition of FFW Corporation as of September 30, 2001 and June 30, 2001 and the results of its operations, for the three months ended September 30, 2001 and 2000. Financial Statement reclassifications have been made for the prior period to conform to classifications used as of and for the period ended September 30, 2001.

     Operating results for the three months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 2002.

                                     PART II
                                 FFW CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The accompanying Consolidated Financial Statements include the accounts of FFW Corporation (the "Company") and its wholly owned subsidiaries, First Federal Savings Bank of Wabash (the "Bank") and FirstFed Financial of Wabash, Inc ("FirstFed Financial"). All significant inter-company transactions and balances are eliminated in consolidation. The Company's results of operations are primarily dependent on the Bank's net interest margin, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The Bank's net income is also affected by the level of its non-interest expenses, such as employee compensation and benefits, occupancy expenses, and other expenses.


FORWARD-LOOKING STATEMENTS

     Except for historical information contained herein, the matters discussed in this document, and other information contained in the Company's SEC filings, may express "forward-looking statements." Those "forward-looking statements" may involve risk and uncertainties, including statements concerning future events, performance and assumptions and other statements that are other than statements of historical facts. The Company wishes to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. Readers are advised that various factors--including, but not limited to, changes in laws, regulations or accounting principles generally accepted in the United States of America; the Company's competitive position within the markets served; increasing consolidation within the banking industry; unforeseen changes in interest rates; any unforeseen downturns in the local, regional or national economies--could cause the Company's actual results or circumstances for future periods to differ materially from those anticipated or projected.

     The Company does not undertake - and specifically declines any obligation - to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.


       COMPARISON OF THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000

     Net income for the three-month period ended September 30, 2001 was $526,000 compared to a net loss of $(35,000) for the equivalent period in 2000. This substantial increase of $561,000 was primarily the result of an $810,000 decrease in the provision for loan loss for the period ended September 30, 2001 compared to September 30, 2000.

     Diluted net income per common share was $0.37 for the three-month period ended September 30, 2001 compared to diluted net loss per common share of $(0.02) for the equivalent period in 2000. Return on average shareholders' equity was 9.45% for the three months ended September 30, 2001, compared to (0.69)% in 2000. The return on total average assets was 0.91% for the three months ended September 30, 2001, compared to (0.06)% in 2000.

NET INTEREST INCOME

     The net interest income for the three-month period ended September 30, 2001, was $1,633,000 compared to $1,732,000, a decrease of 5.7% over the same period in 2000, resulting in a net yield of 2.94% compared to 3.26% in 2000.

     Total average earning assets increased by $9.7 million for the three-month period ended September 30, 2001, over the comparative period in 2000. Total average investment securities increased $10.5 million for the three-month period over one-year ago. Total average loans decreased $2.3 million for the three-month period over one-year ago. The yields on total average earning assets were 7.57% and 8.12% for the three-month periods ended September 30, 2001, and 2000.

     The following tables set forth consolidated information regarding average balances and rates.


                                    FFW Corp
                               Three Months Ending
                                 (In Thousands)

                                                                    9/30/2001                            9/30/2000
                                                      -----------------------------------   ----------------------------------
                                                       Average                   Average     Average                  Average
Interest-earning assets:                               Balance      Interest      Rate       Balance      Interest      Rate
------------------------                               -------      --------    --------     -------      --------    --------
Loans                                                 $151,646       $3,187       8.34%      $153,910      $3,377       8.71%
Securities                                              65,676          981       5.99%        55,130         962       6.63%
Other interest-earning assets                            3,265           30       3.65%         1,893          30       6.29%
                                                      --------       ------                  ---------      -----
     Total interest-earning assets                     220,587        4,198       7.57%       210,933       4,369       8.12%

     Non interest-earning assets
Cash and due from                                        4,818                                  4,410
Allowance for loan losses                               (1,750)                                (1,990)
Other non interest-earning assets                        5,896                                  6,988
                                                      --------                               --------
     Total assets                                     $229,551                               $220,341
                                                      ========                               ========

Interest-bearing liabilities:

Interest-bearing deposits                             $135,737        1,723        5.04%     $125,155       1,652       5.24%
FHLB advances                                           60,072          842        5.56%       63,958         985       6.11%
                                                      --------       ------                 ---------       -----
     Total interest-bearing liabilities                195,809        2,565        5.20%      189,113       2,637       5.53%
                                                      --------       ------                 ---------       -----

Non interest-bearing deposit accounts                    9,535                                  9,213
Other non interest-bearing liabilities                   2,116                                  2,327
                                                      --------                              ---------
     Total liabilities                                 207,460                                200,653
Shareholders' equity                                    22,091                                 19,688
                                                      --------                              ---------
     Total liabilities and shareholders equity        $229,551                               $220,341
                                                      ========                               ========
Net interest income                                                 $ 1,633                                $1,732
                                                                    =======                                ======
Net interest margin                                                                2.94%                                3.26%
                                                                                  =====                                =====

PROVISION FOR LOAN LOSSES

     The provision for loan losses was $225,000 for the three-month period ended September 30, 2001 and $1,035,000 for the same period in 2000. The substantial difference between the three-month periods is due to an additional $900,000 provision taken in the period ending September 30, 2000 on loans to a single borrower. Changes in the provision for loan losses are attributed to management's analysis of the adequacy of the allowance for loan losses to address recognizable and currently estimated losses. Net charge-offs of $421,000 have been recorded for the three-month period ended September 30, 2001, compared to $99,000 of net charge-offs for the same period in 2000. The allowance for loan losses was $1,577,000 or 1.04% of net loans as of September 30, 2001, compared to $1,773,000 or 1.17% of net loans at June 30, 2001.

     The Company establishes an allowance for loan losses based on an evaluation of risk factors in the loan portfolio and changes in the nature and volume of its loan activity. This evaluation includes, among other factors, the level of the Company's classified and non-performing assets and their estimated value, the national outlook which may tend to inhibit economic activity and depress real estate and other values in the Company's primary market area, regulatory issues and historical loan loss experience. Accordingly, the calculation of the adequacy of loan losses is not based directly on the level of non-performing loans. Although management believes it uses the best information available to determine the allowances, unforeseen market conditions or other unforeseen events could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the determination. In addition, a determination by the Company's main operating subsidiary, First Federal, as to the classification of its assets and the amount of its valuation allowances is subject to review by the Office of Thrift Supervision, (OTS), which may order the establishment of additional general or specific reserve allowances. It is management's opinion that the allowance for loan losses is adequate to absorb existing losses in the loan portfolio as of September 30, 2001.


NON-INTEREST INCOME

     Non-interest income for the three-month periods ended September 30, 2001 and 2000 was $397,000 and $295,000, respectively. This $102,000 increase from the prior period is composed primarily of increased gain on sale of loans, $41,000 higher, and increased commission income from FirstFed Financial, $42,000 higher, compared to the period ending September 30, 2000.


NON-INTEREST EXPENSE

     Non-interest expense for the three-month period ended September 30, 2001, was $1,082,000, an increase of $8,000, or 0.8%, compared to the same period in 2000. For the three-month period ended September 30, 2001, compensation and employee benefits increased 1.0%, occupancy and equipment expense decreased 3.9%, data processing expense increased 1.4% and other non-interest expense increased 1.6% over the same period in 2000.


INCOME TAXES

     The provision for income taxes for the three-month period ended September 30, 2001, was $196,000. This compares to a tax benefit of $(47,000) for the comparable period in 2000. The provision for income taxes for the three months ended September 30, 2001, is at a rate which management believes approximates the effective rate for the year ending June 30, 2002.

REGULATORY CAPITAL REQUIREMENTS

     The Bank is required to maintain specific amounts of regulatory capital pursuant to regulations of the OTS. At September 30, 2001, the Bank exceeded all regulatory capital standards as is shown in the following table.

                                                                                                     Minimum
                                                                                                    To Be Well
                                                                       Minimum                   Capitalized Under
                                                                      For Capital                Prompt Corrective
                                            Actual                 Adequacy Purposes             Action Provisions
                                            ------                 -----------------             -----------------
                                       Amount     Ratio            Amount      Ratio             Amount     Ratio
                                       ------     -----            ------      -----             ------     -----
As of September 30, 2001
Total Risk-based Capital             $ 19,445     12.78%         $ 12,176      8.00%           $ 15,221     10.00%
Tier I (Core) Capital                  17,876     11.74%            6,088      4.00%              9,132      6.00%
       (to risk weighted assets)
Tier I (Core) Capital                  17,876      7.64%            9,361      4.00%             11,702      5.00%
       (to adjusted total assets)

Impact of New Accounting Standards

     In June 2001, the Financial Accounting Standards Board "FASB" issued Statement of Financial Accounting Standards "SFAS" No. 141, "Business Combinations." SFAS No. 141 requires all business combinations within its scope to be accounted for using the purchase method, rather than the pooling of interests method. The provisions of this statement apply to all business combinations initiated after June 30, 2001. The adoption of this statement will only have an impact on our financial statements if we enter into a business combination.

     Also in June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses the accounting for such assets arising from prior and future business combinations. Upon the adoption of this statement, goodwill arising from business combinations will no longer be amortized, but rather will be assessed regularly for impairment, with any such impairment recognized as a reduction to earnings in the period identified. Other identified intangible assets, such as core deposit intangible assets, will continue to be amortized over their estimated useful lives. We are required to adopt this statement on July 1, 2002. Management has not yet determined the impact of the pending adoption of this new pronouncement.

                           Part II - Other Information
                           ---------------------------

     As of September 30, 2001, management is not aware of any current recommendations by regulatory authorities which, if they were to be implemented, would have or are reasonably likely to have a material adverse effect on the Company's liquidity, capital resources or operations.

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
           ---------------------------------------------------

     The Annual Meeting of Shareholders (the "Meeting") of FFW Corporation was held on October 23, 2001. The matters approved by shareholders at the Meeting and the number of votes cast for, against or withheld (as well as the number of abstentions and broker non-votes) as to each matter are set below:

                  PROPOSAL                                                NUMBER OF VOTES
                  --------                                                ---------------
                                                                       FOR              WITHHELD
                                                                       ---              --------
Election of the following Directors for a three-year term
         Roger K. Cromer.....................................        974,279             142,520
         Joseph W. McSpadden.................................        973,029             143,770


                                                                       FOR              AGAINST           ABSTAIN
                                                                       ---              -------           -------
Ratification of Crowe, Chizek and Company LLP as
auditors for the fiscal year ending June 30, 2002............       1,114,899             100              1,800


Item 5  -  Other Information
           -----------------

     Not Applicable

Item 6  -  Exhibits and Reports on Form 8-K
           --------------------------------

     Not Applicable

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     FFW CORPORATION
                                     Registrant



Date:    November 12, 2001                  /S/ Roger  K.  Cromer
                                     --------------------------------------
                                              Roger K. Cromer
                                     President and Chief Executive Officer




Date:    November 12, 2001                 /S/ Timothy A.  Sheppard
                                     ---------------------------------------
                                             Timothy A. Sheppard
                                     Treasurer and Chief Accounting Officer