Form 10QSB
period 2001-12-31
FFW CORP
filed 2002-02-14
CIK 895401

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2001
                                       OR

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


As of February 11, 2002, there were 1,375,822 shares of the Registrant's common stock issued and outstanding.

                                 FFW CORPORATION

                                      INDEX


PART I.     FINANCIAL INFORMATION                                       PAGE NO.

Item 1.       Consolidated Financial Statements

                  Consolidated Balance Sheets December 31, 2001            3
                  and June 30, 2001

                  Consolidated Statements of Income and                    4
                  Comprehensive Income for the three and six months ended December 31, 2001 and 2000.

                  Consolidated Statements of Cash Flows for the six        5
                  months ended December 31, 2001 and 2000.

                  Notes to Consolidated Financial Statements               6


Item 2.       Management's Discussion and Analysis of Financial            7
               Condition and Results of Operations



PART II.    OTHER INFORMATION


               Items 1-6                                                  12

               Signature Page                                             13


                          PART I: FINANCIAL INFORMATION
                                 FFW CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                                                                               (Unaudited)
ASSETS:                                                                                        December 31            June 30
                                                                                                   2001                 2001
                                                                                                   ----                 ----
         Cash and due from financial institutions .......................................     $   5,989,309        $   6,372,538
         Interest-earning deposits in financial institutions - short term ...............           920,247            2,157,621
                                                                                              -------------        -------------
                  Cash and cash equivalents .............................................         6,909,556            8,530,159
         Securities available for sale ..................................................        65,482,844           60,973,088
         Loans receivable, net of allowance for loan losses of $1,900,933 at December 31,
                  2001 and $1,773,194 at June 30, 2001 ..................................       147,077,116          152,195,442
         Federal Home Loan Bank stock, at cost ..........................................         3,400,900            3,400,900
         Accrued interest receivable ....................................................         1,351,036            1,479,567
         Premises and equipment-net .....................................................         2,749,523            2,099,125
         Investment in limited partnership ..............................................           448,048              480,548
         Other assets ...................................................................         1,870,519            2,027,633
                                                                                              -------------        -------------
                           Total assets .................................................     $ 229,289,542        $ 231,186,462
                                                                                              =============        =============

LIABILITIES AND SHAREHOLDERS' EQUITY:

Liabilities:
         Non-interest-bearing demand deposits ...........................................     $  10,133,354        $   9,161,009
         Savings, NOW and MMDA deposits .................................................        52,372,588           48,126,243
         Other time deposits ............................................................        86,889,596           87,342,800
                                                                                              -------------        -------------
                  Total deposits ........................................................       149,395,538          144,630,052

         Federal Home Loan Bank advances ................................................        55,896,906           62,396,906
         Accrued interest payable .......................................................           165,611              196,840
         Accrued expenses and other liabilities .........................................         1,647,523            1,969,604
                                                                                              -------------        -------------
                  Total liabilities .....................................................       207,105,578          209,193,402

Shareholders' equity:

         Preferred stock, $.01 par value, 500,000 shares authorized none issued .........                --                   --
         Common stock, $.01 par value, 2,000,000 shares authorized, 1,829,828 shares
              Issued and 1,379,908 shares outstanding at December 31, 2001; 1,829,828
              Shares issued and 1,412,478 shares outstanding at June 30, 2001 ...........            18,298               18,298
         Additional paid-in capital .....................................................         9,325,552            9,336,605
         Retained earnings - substantially restricted ...................................        17,013,298           16,423,161
         Accumulated other comprehensive income .........................................           358,029              330,776
         Unearned management retention plan shares ......................................           (40,568)             (52,242)
         Treasury stock at cost, 449,920 shares on December 31, 2001 and
                  417,350 shares on June 30, 2001 .......................................        (4,490,645)          (4,063,538)
                                                                                              -------------        -------------
                         Total shareholders' equity .....................................        22,183,964           21,993,060

                           Total liabilities and shareholders' equity ...................     $ 229,289,542        $ 231,186,462
                                                                                              =============        =============


                          PART I: FINANCIAL INFORMATION
                                 FFW CORPORATION
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                        Three  Months Ended                 Six Months Ended
                                                                            December 31                        December 31
                                                                        2001             2000              2001             2000
                                                                        ----             ----              ----             ----
Interest income :

         Loans receivable
                  Mortgage loans .............................      $ 1,481,273      $ 1,526,295       $ 2,966,908      $ 3,033,707
                  Consumer and other loans ...................        1,633,441        1,859,357         3,335,497        3,728,802
         Securities
                  Taxable ....................................          810,502          830,053         1,660,739        1,679,364
                  Nontaxable .................................          148,073          119,485           278,553          232,262
         Other interest-earning assets .......................           15,020           54,375            44,653           83,690
                                                                    -----------      -----------       -----------      -----------
                  Total interest income ......................        4,088,309        4,389,565         8,286,350        8,757,825


Interest expense :

         Deposits ............................................        1,571,327        1,759,364         3,294,405        3,411,227
         Other ...............................................          793,512          962,459         1,635,563        1,946,994
                                                                    -----------      -----------       -----------      -----------
                  Total interest expense .....................        2,364,839        2,721,823         4,929,968        5,358,221
                                                                    -----------      -----------       -----------      -----------

Net interest income ..........................................        1,723,470        1,667,742         3,356,382        3,399,604

         Provision for loan losses ...........................          450,000          210,000           675,000        1,245,000
                                                                    -----------      -----------       -----------      -----------

Net interest income after provision for loan losses ..........        1,273,470        1,457,742         2,681,382        2,154,604

Non-interest income :

         Net gain (loss) on sale of securities ...............               --          (15,951)            5,000          (15,951)
         Net gain on sale of loans ...........................          101,671           13,178           150,695           21,188
         Other ...............................................          339,206          298,045           681,858          585,128
                                                                    -----------      -----------       -----------      -----------
                  Total non-interest income ..................          440,877          295,272           837,553          590,365

Non-interest expense :

         Compensation and benefits ...........................          527,847          489,370         1,054,137        1,010,271
         Occupancy and equipment .............................           98,060          105,099           190,863          201,626
         Data processing expense .............................          113,874          116,247           230,741          231,475
         Other ...............................................          364,334          344,473           710,489          685,339
                                                                    -----------      -----------       -----------      -----------
                  Total non-interest expense .................        1,104,115        1,055,189         2,186,230        2,128,711
                                                                    -----------      -----------       -----------      -----------

Income before income taxes ...................................          610,232          697,825         1,332,705          616,258

         Income tax expense ..................................          170,354          171,018           366,717          124,045
                                                                    -----------      -----------       -----------      -----------

Net income ...................................................      $   439,878      $   526,807       $   965,988      $   492,213
                                                                    ===========      ===========       ===========      ===========

Comprehensive income .........................................      $   260,742      $ 1,344,024       $   993,241      $ 1,669,928
                                                                    ===========      ===========       ===========      ===========


Earnings per common share :

         Basic ...............................................      $       .32      $       .37       $       .69      $       .35
         Diluted..............................................      $       .32      $       .36       $       .69      $       .34



                          PART I: FINANCIAL INFORMATION
                                 FFW CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                       Six Months Ended
                                                                                          December 31
                                                                                    2001               2000
                                                                                    ----               ----
Cash flows from operating activities :
         Net income ........................................................    $   965,988        $   492,213
         Adjustments to reconcile net income to net cash from
              Operating activities :
             Depreciation and amortization, net of accretion ...............         60,216            (26,766)
             Provision for loan losses .....................................        675,000          1,245,000
             Net (gains) losses on sale of :
                  Securities available for sale ............................         (5,000)            15,951
                  Loans held for sale ......................................       (150,695)           (21,188)
                  Foreclosed estate owned and repossessed assets ...........         13,700                 --
             Origination of loans held for sale ............................    (16,398,475)        (1,998,750)
             Proceeds from sale of loans held for sale .....................     16,549,170          2,019,938
             Net change in accrued interest receivable and other assets ....        110,804           (103,244)
             Amortization of goodwill and core deposit intangibles .........         78,174             79,065
             Net change in accrued interest payable, accrued
                  expenses and other liabilities ...........................       (341,636)          (501,542)
                                                                                -----------        -----------
                           Total adjustments ...............................        591,258            708,464
                                                                                -----------        -----------
                  Net cash from operating activities .......................      1,557,246          1,200,677

Cash flows from investing activities :
             Proceeds from :
                  Sales/calls of securities available for sale .............      9,386,600          4,283,594
                  Maturities of securities available for sale ..............             --            405,000
             Purchase of securities available for sale .....................    (16,002,501)        (1,888,428)
             Principal collected on mortgage- backed securities.............      2,188,418            204,212
             Net change in loans receivable ................................      4,279,303         (1,980,809)
             Net purchases premises and equipment ..........................       (742,767)          (156,863)
             Investment in limited partnership .............................             --            (75,000)
             Proceeds from sales of other real estate
                   and repossessed assets ..................................        261,623            202,369
                                                                                -----------        -----------
             Net cash from investing activities ............................       (629,324)           994,075

Cash flows from financing activities :
            Net increase in deposits .......................................      4,765,486          6,087,046
            Proceeds from borrowings .......................................     26,790,750         35,560,400
            Payment on borrowings ..........................................    (33,290,750)       (40,060,400)
            Purchase of treasury stock .....................................       (449,280)                --
            Proceeds from exercising of stock options ......................         11,120              5,000
            Cash dividends paid ............................................       (375,851)          (373,337)
                                                                                -----------        -----------
                  Net cash from financing activities                             (2,548,525)         1,218,709

Net increase (decrease) in cash and cash equivalents                             (1,620,603)         3,413,461
Cash and cash equivalents at beginning of period ...........................      8,530,159          5,254,418
                                                                                -----------        -----------
Cash and cash equivalents at end of period .................................    $ 6,909,556        $ 8,667,879
                                                                                ===========        ===========


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

     In the opinion of management, the Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) necessary to represent fairly the financial condition of FFW Corporation as of December 31, 2001 and June 30, 2001 and the results of its operations, for the three and six months ended December 31, 2001 and 2000. Financial Statement reclassifications have been made for the prior period to conform to classifications used as of and for the period ended December 31, 2001.

     Operating results for the three and six months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 2002.

                                     PART II
                                 FFW CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The accompanying Consolidated Financial Statements include the accounts of FFW Corporation (the "Company") and its wholly owned subsidiaries, First Federal Savings Bank of Wabash (the "Bank") and FirstFed Financial, Inc ("FirstFed Financial"). All significant inter-company transactions and balances are eliminated in consolidation. The Company's results of operations are primarily dependent on the Bank's net interest margin, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The Bank's net income is also affected by the level of its non-interest expenses, such as employee compensation and benefits, occupancy expenses, and other expenses.


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


COMPARISON OF THREE-MONTH AND SIX-MONTH PERIODS ENDED DECEMBER 31, 2001 AND 2000

     Net income for the three-month and six-month periods ended December 31, 2001 was $440,000 and $966,000 compared to net income of $527,000 and $492,000 for the equivalent periods in 2000. The substantial increase of $474,000 for the six-month period was primarily the result of an $570,000 decrease in the provision for loan loss coupled with a $247,000 increase in total non-interest income for the period ended December 31, 2001 compared to December 31, 2000. The decrease of $87,000 for the three month period ended December 31, 2001 was primarily the result of an increase in the provision for loan loss offset in part by an increase in non-interest income and net interest income.

     Diluted net income per common share was $0.32 for the three-month period ended December 31, 2001 compared to diluted net income per common share of $0.36 for the equivalent period in 2000. For the comparable six-month periods, diluted net income per common share was $0.69 in 2001 and $0.34 in 2000. Return on average shareholders' equity was 7.78% for the three months and 8.61% for the six-months ended December 31, 2001, compared to 10.56% and 4.91% in 2000. The return on total average assets was 0.76% and 0.84% for the three and six-month periods ended December 31, 2001, compared to 0.94% and 0.44% in 2000.

NET INTEREST INCOME

     The net interest income for the three-month period ended December 31, 2001, was $1,723,000 compared to $1,668,000, an increase of 3.3% over the same period in 2000, resulting in a net yield of 3.12% compared to 3.11% in 2000. The net interest income for the six-month period ended December 31, 2001, was $3,356,000 compared to $3,400,000, a decrease of 1.3% over the same period in 2000, resulting in a net yield of 3.03% compared to 3.18% in 2000.

     Total average earning assets increased $6,394,000 and $8,024,000, respectively, for the three-month and six-month periods ended December 31, 2001, over the comparative periods in 2000. Total average investment securities increased $11,114, 000 and $10,830,000 for the three-month and six-month periods over one-year ago. Total average loans decreased $4,652,000 and $3,458,000 for the three-month and six-month periods over one-year ago. The yields on total average earning assets were 7.43% and 8.10% for the three-month periods ended December 31, 2001, and 2000 and 7.50% and 8.11% for the six-month periods.

   The following tables set forth consolidated information regarding average balances and rates.

                                    FFW Corp
                               Three Months Ending
                                 (In Thousands)

                                                               12/31/2001                                  12/31/2000
                                                     Average                        Average      Average                     Average
Interest-earning assets:                             Balance         Interest         Rate       Balance       Interest       Rate
------------------------                            ---------        ---------      -------   -----------      ---------     -------
Loans                                               $ 150,198        $   3,115        8.23%   $   154,850      $   3,386      8.68%
Securities                                             65,948              958        5.86%        54,834            950      6.65%
Other interest-earning assets                           3,287               15        1.81%         3,355             53      6.27%
                                                    ---------        ---------        ----    -----------      ---------      ----
     Total interest-earning assets                    219,433            4,088        7.43%       213,039          4,389      8.10%

     Non interest-earning assets
Cash and due from                                       5,372                                       4,476
Allowance for loan losses                              (1,640)                                     (2,584)
Other non interest-earning assets                       5,828                                       6,504
                                                    ---------                                 -----------
     Total assets                                   $ 228,993                                   $ 221,435
                                                    =========                                   =========


Interest-bearing liabilities:

Interest-bearing deposits                           $ 136,251            1,571        4.57%   $   128,281          1,759      5.44%
FHLB advances                                          57,814              794        5.45%        61,740            962      6.18%
                                                    ---------        ---------        ----    -----------      ---------      ----
     Total interest-bearing liabilities               194,065            2,365        4.83%       190,021          2,721      5.68%
                                                    ---------        ---------        ----    -----------      ---------      ----

Non interest-bearing deposit accounts                   9,649                                       8,657
 Other non interest-bearing liabilities                 2,846                                       2,703
                                                    ---------                                 -----------
     Total liabilities                                206,560                                     201,381
Shareholders' equity                                   22,433                                      20,054
                                                    ---------                                 -----------
     Total liabilities and shareholders equity      $ 228,993                                   $ 221,435
                                                    =========                                   =========
Net interest income                                                  $   1,723                                 $   1,668
                                                                     =========                                 =========
Net interest margin                                                                   3.12%                                   3.11%
                                                                                      ====                                    ====



                                    FFW Corp
                                Six Months Ending
                                 (In Thousands)

                                                                 12/31/2001                                12/31/2000
                                                    Average                      Average      Average                       Average
Interest-earning assets:                            Balance       Interest        Rate        Balance       Interest         Rate
------------------------                           ---------     ---------       -------    ----------      ---------        -------

 Loans                                             $ 150,922     $   6,302        8.28%     $ 154,380      $   6,763          8.69%
 Securities                                           65,812         1,939        5.92%        54,982          1,912          6.64%
 Other interest-earning assets                         3,276            45        2.72%         2,624             83          6.27%
                                                   ---------     ---------       -----      ---------      ---------         ------
     Total interest-earning assets                   220,010         8,286        7.50%       211,986          8,758          8.11%


     Non interest-earning assets
Cash and due from                                      5,095                                    4,443
Allowance for loan losses                             (1,695)                                  (2,287)
Other non interest-earning assets                      5,862                                    6,746
                                                   ---------                                ---------
     Total assets                                  $ 229,272                                $ 220,888
                                                   =========                                =========


Interest-bearing liabilities:
-----------------------------
Interest-bearing deposits                          $ 135,994         3,294        4.80%     $ 126,718          3,411          5.34%
FHLB advances
                                                      58,943         1,636        5.51%        62,849          1,947          6.15%
                                                   ---------         -----        ----        -------          -----          ----
     Total interest-bearing liabilities              194,937         4,930        5.02%       189,567          5,358          5.61%
                                                   ---------         -----        ----        -------          -----          ----

Non interest-bearing deposit accounts                  9,592                                    8,935
Other non interest-bearing liabilities                 2,481                                    2,515
                                                   ---------                                ----------
     Total liabilities                               207,010                                  201,017
Shareholders' equity                                  22,262                                   19,871
                                                   ---------                                ---------
     Total liabilities and shareholders equity     $ 229,272                                $ 220,888
                                                   =========                                =========
Net interest income                                              $   3,356                                 $   3,400
                                                                 =========                                 =========
Net interest margin                                                               3.03%                                       3.18%
                                                                                  ====                                        ====


PROVISION FOR LOAN LOSSES

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

     The provision for loan losses was $450,000 and $675,000 for the three-month and six-month periods ended December 31, 2001 and $210,000 and $1,245,000 for the same periods in 2000. A substantial difference between the six-month periods is due to an additional $900,000 provision taken in the period ending September 30, 2000 on loans to a single borrower. Net charge-offs of $126,000 have been recorded for the three-month period ended December 31, 2001, compared to $1,229,000 of net charge-offs for the same period in 2000. Net charge-offs of $547,000 have been recorded for the six-month period ended December 31, 2001, compared to $1,328,000 of net charge-offs for the same period in 2000.

     Changes in the provision for loan losses are attributed to management's analysis of the adequacy of the allowance for loan losses to address recognizable and currently estimated losses. The provision for the quarter ended December 31, 2001, $450,000, was double the provision taken in the quarter ended September 30, 2001, $225,000. This increase in the provision was due to an increase in the amount of classified loans in the Company's internal classification list and in response to the level of charge-offs experienced in the quarter. The allowance for loan losses was $1,901,000 or 1.29% of net loans as of December 31, 2001, compared to $1,577,000 or 1.04% of net loans at September 30, 2001 and $1,773,000 or 1.17% of net loans at June 30, 2001. It is management's opinion that the allowance for loan losses is adequate to absorb existing losses in the loan portfolio as of December 31, 2001.


NON-INTEREST INCOME

     Non-interest income for the three-month and six-month periods ended December 31, 2001 was $441,000 and $838,000 compared to $295,000 and $590,000 for the periods in 2000. The six-month increase of $248,000 from the prior period is composed primarily of increased gain on sale of loans, $130,000 higher, and increased commission income from FirstFed Financial, $85,000 higher, compared to the period ending December 31, 2000. Gain on sale of securities accounted for only $21,000 of the increase.


NON-INTEREST EXPENSE

     Non-interest expense for the three-month period ended December 31, 2001, was $1,104,000, an increase of $49,000, or 4.6%, compared to the same period in 2000 and was $2,186,000 for the six-month period ended December 31, 2001, an increase of $57,000, or 2.7%. For the six-month period ended December 31, 2001, compensation and employee benefits increased 4.3%, occupancy and equipment expense decreased 5.3%, data processing expense decreased 0.3% and other non-interest expense increased 3.7% over the same period in 2000.


INCOME TAXES

     The provision for income taxes for the three-month and six-month periods ended December 31, 2001, was $170,000 and $367,000, respectively, compared to $171,000 and $124,000 in 2000. The provision for income taxes for the six months ended December 31, 2001, is at a rate which management believes approximates the effective rate for the year ending June 30, 2002.

REGULATORY CAPITAL REQUIREMENTS

     The Bank is required to maintain specific amounts of regulatory capital pursuant to regulations of the OTS. At December 31, 2001, the Bank exceeded all regulatory capital standards as is shown in the following table.

                                                                                                 Minimum
                                                                                               To Be Well
                                                                     Minimum                Capitalized Under
                                                                   For Capital              Prompt Corrective
                                             Actual              Adequacy Purposes          Action Provisions
                                             ------              -----------------          -----------------
                                       Amount       Ratio       Amount        Ratio       Amount         Ratio
                                       ------       -----       ------        -----       ------         -----

As of December 31, 2001
Total Risk-based Capital              $19,785      12.08%$      13,100        8.00%       $16,375        10.00%
       (to risk weighted assets)
Tier I (Core) Capital                  17,935      10.95%        6,550        4.00%         9,825         6.00%
       (to risk weighted assets)
Tier I (Core) Capital                  17,935       7.94%        9,040        4.00%        11,300         5.00%
       (to adjusted total assets)


Part II - Other Information
---------------------------
     As of December 31, 2001, management is not aware of any current recommendations by regulatory authorities which, if they were to be implemented, would have or are reasonably likely to have a material adverse effect on the Company's liquidity, capital resources or operations.

Item 1  -  Legal Proceedings
           -----------------
         Not Applicable.

Item 2  -  Changes in Securities
           ---------------------
         Not Applicable.

Item 3  -  Defaults upon Senior Securities
           -------------------------------
         Not Applicable.

Item 4  -  Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------
         Not Applicable.

Item 5  -  Other Information
           -----------------
         Not Applicable

Item 6  -  Exhibits and Reports on Form 8-K
           --------------------------------
         Not Applicable

                                   SIGNATURES



Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          FFW CORPORATION
                                          Registrant




Date:   February 12, 2001             /S/ Roger  K.  Cromer
        -----------------             ------------------------------------------
                                          Roger K. Cromer
                                          President and Chief Executive Officer




Date:   February 12, 2001             /S/ Timothy A.  Sheppard
        -----------------                 --------------------------------------
                                          Timothy A. Sheppard
                                          Treasurer and Chief Accounting Officer