Form 10QSB
period 2002-03-31
FFW CORP
filed 2002-05-15
CIK 895401

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

 X   QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15 (d)  OF  THE  SECURITIES
---  EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002
                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

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

                                 (260) 563-3185
                           (Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         Yes  X         No
                             ---           ---
           Transitional Small Business Disclosure Format (check one):

                         Yes            No  X
                             ---           ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest date:


As of May 13, 2002, there were 1,373,947 shares of the Registrant's common stock issued and outstanding.

                                 FFW CORPORATION

                                      INDEX


PART I.     FINANCIAL INFORMATION                                       PAGE NO.

Item 1.     Consolidated Financial Statements

                  Consolidated Balance Sheets March 31, 2002                 3
                  and June 30, 2001

                  Consolidated Statements of Income and                      4
                  Comprehensive Income for the three and nine months ended March 31, 2002 and 2001.

                  Consolidated Statements of Cash Flows for the nine         5
                  months ended March 31, 2002 and 2001.

                  Notes to Consolidated Financial Statements                 6


Item 2.     Management's Discussion and Analysis of Financial                7
            Condition and Results of Operations



PART II.    OTHER INFORMATION


            Items 1-6                                                       12

            Signature Page                                                  13

                                              PART I: FINANCIAL INFORMATION
                                                     FFW CORPORATION
                                               CONSOLIDATED BALANCE SHEETS

                                                                                           (Unaudited)
ASSETS :                                                                                    March 31           June 30
                                                                                              2002               2001
                                                                                              ----               ----
         Cash and due from financial institutions ....................................   $   6,063,667    $   6,372,538
         Interest-earning deposits in financial institutions - short term ............       1,695,753        2,157,621
                                                                                         -------------    -------------
                  Cash and cash equivalents ..........................................       7,759,420        8,530,159
         Securities available for sale ...............................................      75,985,388       60,973,088
         Loans receivable, net of allowance for loan losses of $2,029,751 at March 31,
                  2002 and $1,773,194 at June 30, 2001 ...............................     142,846,910      152,195,442
         Federal Home Loan Bank stock, at cost .......................................       3,400,900        3,400,900
         Accrued interest receivable .................................................       1,367,888        1,479,567
         Premises and equipment-net ..................................................       2,718,738        2,099,125
         Investment in limited partnership ...........................................         435,481          480,548
         Other assets ................................................................       2,230,722        2,027,633
                                                                                         -------------    -------------
                           Total assets...............................................   $ 236,745,447    $ 231,186,462
                                                                                         =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY:

Liabilities:
         Non-interest-bearing demand deposits ........................................   $  10,097,462    $   9,161,009
         Savings, NOW and MMDA deposits ..............................................      58,899,358       48,126,243
         Other time deposits .........................................................      84,409,514       87,342,800
                                                                                         -------------    -------------
                  Total deposits......................................................     153,406,334      144,630,052
         Federal Home Loan Bank advances .............................................      59,096,906       62,396,906
         Accrued interest payable ....................................................         990,203          196,840
         Accrued expenses and other liabilities.......................................       1,357,676        1,969,604
                                                                                         -------------    -------------
                  Total liabilities ..................................................     214,851,119      209,193,402


Shareholders' equity:

         Preferred stock, $.01 par value, 500,000 shares authorized none issued ......           -----            -----
         Common stock, $.01 par value, 2,000,000 shares authorized, 1,829,828 shares issued and 1,377,325 shares outstanding at March 31, 2002; 1,829,828
              shares issued and 1,412,478 shares outstanding at June 30, 2001 ........          18,298           18,298
         Additional paid-in capital...................................................       9,344,511        9,336,605
         Retained earnings - substantially restricted ................................      17,336,966       16,423,161
         Accumulated other comprehensive income (loss) ...............................        (151,362)         330,776
         Unearned management retention plan shares ...................................         (90,348)         (52,242)
         Treasury stock at cost, 452,503 shares on March 31, 2002 and
                  417,350 shares on June 30, 2001 ....................................      (4,563,737)      (4,063,538)
                                                                                         -------------    -------------
                         Total shareholders' equity ..................................      21,894,328       21,993,060
                                                                                         -------------    -------------
                           Total liabilities and shareholders' equity ................   $ 236,745,447    $ 231,186,462
                                                                                         =============    =============

                                                     PART I: FINANCIAL INFORMATION
                                                            FFW CORPORATION
                                      CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                                              (Unaudited)

                                                                            Three Months Ended               Nine Months Ended
                                                                               March 31                          March 31
                                                                               2002           2001            2002           2001
                                                                               ----           ----            ----           ----
Interest income :
         Loans receivable
                  Mortgage loans .....................................   $  1,316,337   $  1,535,676    $  4,283,245   $  4,569,383
                  Consumer and other loans ...........................      1,600,585      1,824,714       4,936,082      5,553,516
         Securities
                  Taxable ............................................        704,114        710,012       2,174,275      2,389,376
                  Nontaxable .........................................        262,951        276,855         732,082        509,117
         Other interest-earning assets ...............................         13,230         42,523          57,883        126,213
                                                                         ------------   ------------    ------------   ------------
                  Total interest income ..............................      3,897,217      4,389,780      12,183,567     13,147,605

Interest expense :

         Deposits ....................................................      1,531,914      1,796,649       4,826,319      5,207,876
         Other .......................................................        768,369        915,625       2,403,932      2,862,619
                                                                         ------------   ------------    ------------   ------------
                  Total interest expense .............................      2,300,283      2,712,274       7,230,251      8,070,495
                                                                         ------------   ------------    ------------   ------------
Net interest income ..................................................      1,596,934      1,677,506       4,953,316      5,077,110

         Provision for loan losses ...................................        305,000        225,000         980,000      1,470,000
                                                                         ------------   ------------    ------------   ------------

Net interest income after provision for loan losses ..................      1,291,934      1,452,506       3,973,316      3,607,110

Non-interest income :

         Net gain (loss) on sale of securities .......................         92,229         (6,246)         97,229        (22,197)
         Net gain on sale of loans ...................................        193,747         26,161         344,442         47,349
         Other........................................................        339,439        293,142       1,021,297        878,270
                                                                         ------------   ------------    ------------   ------------
                  Total non-interest income ..........................        625,415        313,057       1,462,968        903,422

Non-interest expense :

         Compensation and benefits ...................................        549,410        496,190       1,603,547      1,506,461
         Occupancy and equipment .....................................        102,071         99,902         292,934        301,528
         Data processing expense .....................................        117,771        121,067         348,512        352,542
         Other........................................................        469,762        321,817       1,180,251      1,007,156
                                                                         ------------   ------------    ------------   ------------
                  Total non-interest expense .........................      1,239,014      1,038,976       3,425,244      3,167,687
                                                                         ------------   ------------    ------------   ------------

Income before income taxes ...........................................        678,335        726,587       2,011,040      1,342,845

         Income tax expense ..........................................        160,581        160,905         527,298        284,950
                                                                         ------------   ------------    ------------   ------------
Net income ...........................................................   $    517,754   $    565,682    $  1,483,742   $  1,057,895
                                                                         ============   ============    ============   ============

Comprehensive income .................................................   $      8,363   $  1,211,535    $  1,001,604   $  2,881,463
                                                                         ============   ============    ============   ============

Earnings per common share :

         Basic........................................................   $        .38   $        .39    $       1.07   $        .74
         Diluted .....................................................   $        .37   $        .39    $       1.06   $        .73


                                    PART I: FINANCIAL INFORMATION
                                           FFW CORPORATION
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Unaudited)

                                                                              Nine Months Ended
                                                                                 March 31
                                                                             2002            2001
                                                                             ----            ----
Cash flows from operating activities :
         Net income ................................................   $  1,483,742    $  1,057,895
         Adjustments to reconcile net income to net cash from
             Operating activities :
             Depreciation and amortization, net of accretion .......        134,380         (24,964)
             Provision for loan losses .............................        980,000       1,470,000
             Net (gains) losses on sale of :
                  Securities available for sale ....................        (97,229)         22,197
                  Loans held for sale ..............................       (344,442)        (47,349)
                  Foreclosed estate owned and repossessed assets ...          4,085           2,135
             Origination of loans held for sale ....................    (24,692,019)     (4,528,265)
             Proceeds from sale of loans held for sale .............     24,911,461       4,575,614
             Net change in accrued interest receivable and other
                  assets ...........................................        110,049         320,471
             Amortization of goodwill and core deposit intangibles .        125,279         120,825
             Net change in accrued interest payable, accrued
                  expenses and other liabilities ...................        200,129         695,024
                                                                       ------------    ------------
                           Total adjustments .......................      1,331,693       2,605,688
                                                                       ------------    ------------
                  Net cash from operating activities ...............      2,815,435       3,663,583

Cash flows from investing activities :
             Proceeds from :
                  Sales/calls of securities available for sale .....     16,448,829      13,789,842
                  Maturities of securities available for sale ......           ---          745,000
             Purchase of securities available for sale .............    (35,272,222)    (20,959,138)
             Principal collected on mortgage- backed securities ....      3,118,979         358,546
             Net change in loans receivable ........................      8,160,929      (3,839,484)
             Net purchases premises and equipment ..................       (762,892)       (163,302)
             Investment in limited partnership .....................           ---          (75,000)
             Proceeds from sales of other real estate and
                  repossessed assets ...............................        362,951         322,899
                                                                       ------------    ------------
                  Net cash from investing activities ...............     (7,943,426)     (9,820,637)

Cash flows from financing activities :
            Net increase in deposits ...............................      8,776,282      11,151,987
            Proceeds from borrowings ...............................     37,990,750      49,500,000
            Payment on borrowings ..................................    (41,290,750)    (51,000,000)
            Purchase of treasury stock .............................       (627,380)       (245,000)
            Proceeds from exercising of stock options ..............         78,287         121,000
            Cash dividends paid ....................................       (569,937)       (561,561)
                                                                       ------------    ------------
                  Net cash from financing activities ...............      4,357,252       8,966,426

Net increase (decrease) in cash and cash equivalents ...............       (770,739)      2,809,372
Cash and cash equivalents at beginning of period ...................      8,530,159       5,254,418
                                                                       ------------    ------------
Cash and cash equivalents at end of period .........................   $  7,759,420    $  8,063,790
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

     In the opinion of management, the Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) necessary to represent fairly the financial condition of FFW Corporation as of March 31, 2002 and June 30, 2001 and the results of its operations, for the three and nine months ended March 31, 2002 and 2001. Financial statement reclassifications have been made for the prior period to conform to classifications used as of and for the period ended March 31, 2002.

     Operating results for the three and nine months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2002.

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

    COMPARISON OF THREE-MONTH AND NINE-MONTH PERIODS ENDED MARCH 31, 2002 AND
                                      2001

     Net income for the three-month and nine-month periods ended March 31, 2002 was $518,000 and $1,484,000 compared to net income of $566,000 and $1,058,000 for the equivalent periods in 2001. The substantial increase of $426,000 for the nine-month period was primarily the result of a $490,000 decrease in the provision for loan loss coupled with a $560,000 increase in total non-interest income partially offset by a $258,000 increase in total non-interest expense for the period ended March 31, 2002 compared to March 31, 2001. The decrease of $48,000 for the three month period ended March 31, 2002 was a combination of lower net interest income, an increase in the provision for loan loss and higher non-interest income and expense.

     Diluted net income per common share was $0.37 for the three-month period ended March 31, 2002 compared to diluted net income per common share of $0.39 for the equivalent period in 2001. For the comparable nine-month periods, diluted net income per common share was $1.06 in 2002 and $0.73 in 2001. Return on average shareholders' equity was 9.47% for the three months and 8.89% for the nine-months ended March 31, 2002, compared to 10.91% and 6.96% in 2001. The return on total average assets was 0.91% and 0.86% for the three and nine-month periods ended March 31, 2002, compared to 1.01% and 0.63% in 2001.

NET INTEREST INCOME

     The net interest income for the three-month period ended March 31, 2002, was $1,597,000 compared to $1,678,000, a decrease of 4.8% over the same period in 2001, resulting in a net yield of 2.91% compared to 3.13% in 2001. The net interest income for the nine-month period ended March 31, 2002, was $4,953,000 compared to $5,077,000, a decrease of 2.4% over the same period in 2001, resulting in a net yield of 3.00% compared to 3.14% in 2001.

     Total average earning assets increased $4,910,000 and $6,986,000, respectively, for the three-month and nine-month periods ended March 31, 2002, over the comparative periods in 2001. Total average investment securities increased $11,859,000 and $11,173,000 for the three-month and nine-month periods over one-year ago. Total average loans decreased $6,632,000 and $4,516,000 for the three-month and nine-month periods over one-year ago. The yields on total average earning assets were 7.13% and 8.17% for the three-month periods ended March 31, 2002, and 2001 and 7.38% and 8.13% for the nine-month periods.

     The following tables set forth consolidated information regarding average balances and rates.

                                                         FFW Corp
                                                   Three Months Ending
                                                      (In Thousands)

                                                          03/31/2002                          03/31/2001
                                                Average                   Average   Average                 Average
Interest-earning assets:                        Balance    Interest        Rate     Balance    Interest       Rate
------------------------                        -------    --------        ----     -------    --------       ----
Loans receivable                               $147,301   $   2,917        8.03%   $153,933   $   3,360       8.85%
Securities available for sale                    72,133         967        5.48%     60,274         986       6.58%
Other interest-earning assets                     2,868          13        1.84%      3,185          43       5.48%
                                               --------   ---------                --------   ---------
     Total interest-earning assets              222,302       3,897        7.13%    217,392       4,389       8.17%

     Non interest-earning assets
Cash and due from financial inst.                 5,245                               4,485
Allowance for loan losses                        (1,992)                             (1,810)
Other non interest-earning assets                 6,231                               6,476
                                               --------                            --------
     Total assets                              $231,786                            $226,543
                                               ========                            ========
Interest-bearing liabilities:
-----------------------------
Interest-bearing deposits                      $140,515       1,532        4.42%   $132,499       1,797       5.50%
FHLB advances                                    57,185         768        5.45%     62,210         915       5.97%
                                               --------   ---------                --------   ---------
     Total interest-bearing liabilities         197,700       2,300        4.72%    194,709       2,712       5.65%
                                               --------   ---------                --------   ---------

Non interest-bearing deposit accounts             9,859                               8,635
Other non interest-bearing liabilities            2,058                               2,179
                                               --------                            --------
     Total liabilities                          209,617                             205,523
Shareholders' equity                             22,169                              21,020
                                               --------                            --------
     Total liabilities and shareholders equity $231,786                            $226,543
                                               ========                            ========
Net interest income                                         $ 1,597                             $ 1,677
                                                          =========                           =========
Net interest margin                                                        2.91%                             3.13%
                                                                           =====                             =====

                                                         FFW Corp
                                                    Nine Months Ending
                                                      (In Thousands)

                                                          03/31/2002                          03/31/2001
                                                Average                   Average   Average                 Average
Interest-earning assets:                        Balance    Interest        Rate     Balance    Interest       Rate
------------------------                        -------    --------        ----     -------    --------       ----
Loans receivable                               $149,715      $9,219        8.20%   $154,231     $10,123       8.74%
Securities available for sale                    67,919       2,906        5.77%     56,746       2,898       6.62%
Other interest-earning assets                     3,140          58        2.46%      2,811         126       5.97%
                                               --------   ---------                --------   ---------
     Total interest-earning assets              220,774      12,183        7.38%    213,788      13,147       8.13%


     Non interest-earning assets
Cash and due from financial inst.                 5,145                               4,457
Allowance for loan losses                        (1,794)                             (2,128)
Other non interest-earning assets                 5,985                               6,656
                                               --------                            --------
     Total assets                              $230,110                            $222,773
                                               ========                            ========
Interest-bearing liabilities:
-----------------------------
Interest-bearing deposits                      $137,501       4,826        4.68%   $128,645       5,208       5.39%
FHLB advances                                    58,357       2,404        5.49%     62,636       2,862       6.09%
                                               --------   ---------                --------   ---------
     Total interest-bearing liabilities         195,858       7,230        4.92%    191,281       8,070       5.62%
                                               --------   ---------                --------   ---------

Non interest-bearing deposit accounts             9,681                               8,835
Other non interest-bearing liabilities            2,340                               2,403
                                               --------                            --------
     Total liabilities                          207,879                             202,519
Shareholders' equity                             22,231                              20,254
                                               --------                            --------
     Total liabilities and shareholders equity $230,110                            $222,773
                                               ========                            ========
Net interest income                                         $ 4,953                             $ 5,077
                                                          =========                           =========
Net interest margin                                                        3.00%                             3.14%
                                                                           =====                             =====

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

     The provision for loan losses was $305,000 and $980,000 for the three-month and nine-month periods ended March 31, 2002 and $225,000 and $1,470,000 for the same periods in 2001. A substantial difference between the nine-month periods is due to an additional $900,000 provision taken in the period ending September 30, 2000 on loans to a single borrower. Net charge-offs of $176,000 have been recorded for the three-month period ended March 31, 2002, compared to $501,000 of net charge-offs for the same period in 2001. Net charge-offs of $723,000 have been recorded for the nine-month period ended March 31, 2002, compared to $1,829,000 of net charge-offs for the same period in 2001.

     Changes in the provision for loan losses are attributed to management's analysis of the adequacy of the allowance for loan losses to address recognizable and currently estimated losses. The allowance for loan losses was $2,030,000 or 1.42% of net loans as of March 31, 2002, compared to $1,901,000 or 1.29% of net loans at December 31, 2001 and $1,773,000 or 1.17% of net loans at June 30, 2001. It is management's opinion that the allowance for loan losses is adequate to absorb existing losses in the loan portfolio as of March 31, 2002.


NON-INTEREST INCOME

     Non-interest income for the three-month and nine-month periods ended March 31, 2002 was $625,000 and $1,463,000 compared to $313,000 and $903,000 for the periods in 2001. The nine-month increase of $560,000 from the prior period is composed primarily of increased gain on sale of loans, $297,000 higher due to increased sales volume during the current nine months, increased commission income from FirstFed Financial, $107,000 higher, and increased gain on sale of investments, $120,000 higher, compared to the period ending March 31, 2001. The three-month increase of $312,000 from the prior period is composed primarily of increased gain on sale of loans, $168,000 higher which includes $125,000 from the adjustment of mortgage servicing right assets during the quarter, and increased gain on sale of investments, $98,000 higher, compared to the period ending March 31, 2001.


NON-INTEREST EXPENSE

     Non-interest expense for the three-month period ended March 31, 2002, was $1,239,000, an increase of $200,000, or 19.2%, compared to the same period in 2001 and was $3,425,000 for the nine-month period ended March 31, 2002, an increase of $257,000, or 8.1%. For the nine-month period ended March 31, 2002, compensation and employee benefits increased 6.4%, occupancy and equipment expense decreased 2.9% and data processing expense decreased 1.1% over the same period in 2001. Other non-interest expense increased 17.2% from the prior year due primarily to an adjustment related to serviced loans.


INCOME TAXES

     The provisions for income taxes for the three-month and nine-month periods ended March 31, 2002, were $161,000 and $527,000, respectively, compared to $161,000 and $285,000 in 2001. The provision for income taxes for the nine months ended March 31, 2002, is at a rate which management believes approximates the effective rate for the year ending June 30, 2002.

REGULATORY CAPITAL REQUIREMENTS

     The Bank is required to maintain specific amounts of regulatory capital pursuant to regulations of the OTS. At March 31, 2002, the Bank exceeded all regulatory capital standards as is shown in the following table.

                                                                                                 Minimum
                                                                                               To Be Well
                                                                    Minimum                 Capitalized Under
                                                                   For Capital              Prompt Corrective
                                         Actual                 Adequacy Purposes           Action Provisions
                                         ------                 -----------------           -----------------
                                       Amount     Ratio          Amount      Ratio           Amount   Ratio
                                       ------     -----          ------      -----           ------   -----
As of March 31, 2002
  Total Risk-based Capital           $ 19,966     13.67%       $  11,686     8.00%         $  14,608  10.00%
       (to risk weighted assets)
  Tier I (Core) Capital                18,137     12.42%           5,843     4.00%             8,765   6.00%
       (to risk weighted assets)
  Tier I (Core) Capital                18,137      7.76%           9,348     4.00%            11,685   5.00%
       (to adjusted total assets)


IMPACT OF NEW ACCOUNTING STANDARDS

In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations" which will be adopted by the Company on July 1, 2003. The new accounting standard addresses accounting for obligations associated with the retirement of tangible, long-lived assets and requires a liability to be recognized for the fair value of any such obligations. Adoption of this standard on July 1, 2003 is not expected to have a material effect on the Company's consolidated financial position or results of operations.

On July 1,  2002,  the  Company  will adopt SFAS No.  144,  "Accounting  for the
Impairment or Disposal of Long-Lived Assets." This new accounting standard establishes more restrictive requirements for the classification of assets as "held for sale" and also expands the types of dispositions that are to be accounted for as discontinued operations. Adoption of this standard on July 1, 2002 will not have a material effect on the Company's consolidated financial position or results of operations.

Part II - Other Information

     As of March 31, 2002, management is not aware of any current recommendations by regulatory authorities which, if they were to be implemented, would have or are reasonably likely to have a material adverse effect on the Company's liquidity, capital resources or operations.

Item 1  -  Legal Proceedings

        Not Applicable.

Item 2  -  Changes in Securities

        Not Applicable.

Item 3  -  Defaults upon Senior Securities

        Not Applicable.

Item 4  -  Submission of Matters to a Vote of Security Holders

        Not Applicable.

Item 5  -  Other Information

        Not Applicable

Item 6  -  Exhibits and Reports on Form 8-K

        Not Applicable

                                   SIGNATURES



Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            FFW CORPORATION
                                            Registrant




Date:     May 14, 2002                 /S/ Roger  K.  Cromer
     ----------------------            -----------------------------------------
                                          Roger K. Cromer
                                          President and Chief Executive Officer




Date:     May 14, 2002                 /S/ Timothy A.  Sheppard
     ----------------------            -----------------------------------------
                                          Timothy A. Sheppard
                                          Treasurer and Chief Accounting Officer