Form 10KSB
period 2002-06-30
FFW CORP
filed 2002-09-27
CIK 895401

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

                         Commission File Number 0-21170

                                 FFW CORPORATION

                 (Name of small business issuer in its charter)

           Delaware                                        35-1875502
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


  1205 N. Cass Street, Wabash, Indiana                       46992-1027
----------------------------------------                   --------------
(Address of principal executive offices)                     (Zip Code)

Issuer's telephone number, including area code:            (219) 563-3185
                                                         -------------------


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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State the issuer's revenues for its most recent fiscal year: $18.3 million.

     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price per share of such stock on the NASDAQ Stock Market on September 9, 2002, was approximately $18.3 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

     As of September 9, 2002, there were issued and outstanding 1,363,275 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part II of Form 10-KSB - Portions of the Annual Report to Stockholders for the fiscal year ended June 30, 2002.

     Part III of Form 10-KSB - Proxy Statement for 2002 Annual Meeting of Stockholders.

     Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

                                     PART I

Item 1. Description of Business

General

     The Company. FFW Corporation (the "Company"), a Delaware corporation, was formed in December 1992 to act as the holding company for First Federal Savings Bank of Wabash ("First Federal" or the "Bank") upon completion of the Bank's conversion from mutual to stock form (the "Conversion"). The Conversion was completed on April 1, 1993. The Company's business consists primarily of the business of First Federal. The Company also offers insurance and investment products through its wholly-owned subsidiary, FirstFed Financial, Inc. The executive offices of the Company are located at 1205 N. Cass Street, Wabash, Indiana 46992, and its telephone number at that address is (260) 563-3185.

     At  June  30,  2002,   the  Company  had  $237.8   million  of  assets  and
shareholders' equity of $22.4 million (or 9.42% of total assets).

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

     The principal business of the Bank consists of attracting retail deposits from the general public and investing those funds primarily in one- to four-family residential mortgage, consumer (primarily automobile) loans, commercial and multi-family real estate, construction and commercial business loans primarily in the Bank's market area. The Bank also purchases mortgage-backed securities and invests in U.S. Government and agency obligations and other permissible investments. At June 30, 2002, substantially all of the Bank's real estate mortgage loans (excluding mortgage-backed securities) were secured by properties located in Indiana.

     The Bank's revenues are derived primarily from interest on small business, consumer and mortgage loans, mortgage-backed and other investment securities, income from service charges and loan originations and loan servicing fee income. The Bank does not originate loans to fund leveraged buyouts, has no loans to foreign corporations or governments and is not engaged in land development or construction activities through joint ventures or subsidiaries.

     The Bank offers a variety of accounts having a wide range of interest rates and terms. The Bank's deposit accounts include passbook accounts, money market savings accounts, NOW, money market checking and regular checking accounts, and certificate accounts with terms of three to sixty months. The Bank solicits deposits in its primary market area. The Bank also has, from time to time, borrowed funds, both in the form of Federal Home Loan Bank ("FHLB") advances and by entering into repurchase agreements. At June 30, 2002, the Bank had FHLB advances totaling $54.4 million.

     FirstFed Financial, Inc. During fiscal 1993, the Company acquired FirstFed Financial, Inc. ("FirstFed") from the Bank. FirstFed offers insurance products, including life insurance, mutual funds, annuity and brokerage services through a registered broker dealer. FirstFed, which is located in Wabash, Indiana, was incorporated in 1989. In December 2000, FirstFed acquired Pulley Financial Services, Inc. Subsequent to the acquisition, FirstFed continued to operate as a wholly-owned subsidiary of the Company and also appointed a new president of FirstFed.

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

Lending Activities of First Federal

     Market Area of the Bank. The main office of First Federal is located in Wabash, Indiana, which is located in Wabash County. The Bank operates three branches in the following locations: North Manchester, Syracuse and South Whitley, Indiana. North Manchester is located in Wabash County, Syracuse is located in adjacent Kosciusko County, and South Whitley is located in adjacent Whitley County. The Bank considers Wabash, Kosciusko and Whitley Counties as its primary market area. The Bank also serves Grant, Miami, Huntington, Noble, Allen and Elkhart Counties in Indiana.

     General. Historically, the Bank has originated fixed-rate, one- to four-family mortgage loans. In the early 1980s, the Bank began to focus on the origination of adjustable-rate mortgage ("ARM") loans and short-term loans for retention in its portfolio in order to increase the percentage of loans in its portfolio with more frequent repricing or shorter maturities, and in some cases higher yields, than fixed-rate mortgage loans. While the Bank has continued to originate fixed-rate mortgage loans in response to customer demand, currently, the Bank originates and sells most of its fixed-rate, first mortgage loans with maturities of 15 years or greater in the secondary market with servicing retained.

     The Bank also originates consumer (including automobile), commercial and multi-family real estate, commercial business, and residential construction loans in its primary market area. At June 30, 2002, the Bank's net loan portfolio totaled $141.9 million.

     The Executive Committee of the Bank, comprised of any three outside directors selected by and including the Chairman, has the responsibility for the supervision of the Bank's loan portfolio with an overview by the Board of Directors. The Bank's loan policy requires Executive Committee or full Board approval on mortgage, commercial and consumer loans over certain dollar thresholds, loan extensions, special loan situations, assumptions and loan participations. The Board of Directors has responsibility for the overall supervision of the Bank's loan portfolio and, in addition, reviews all foreclosure actions or the taking of deeds-in-lieu of foreclosure.

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

                                                            Year Ended June 30,                   Year Ended June 30,
                                                     ---------------------------------      --------------------------------
                                                               2002 vs. 2001                         2001 vs. 2000
                                                     ---------------------------------      --------------------------------
                                                          Increase                               Increase
                                                         (Decrease)                             (Decrease)
                                                           Due to             Total               Due to            Total
                                                     -------------------     Increase       -------------------    Increase
                                                     Volume        Rate     (Decrease)      Volume        Rate    (Decrease)
                                                     -------      ------    ----------      ------       ------   ----------
                                                                              (In Thousands)
Interest-earning assets:
 Loans receivable(1).....................             $(495)      $(957)     $(1,452)        $  95         $484      $  579
 Securities..............................               563        (517)          46           171           26         197
 Mortgage-backed securities..............                58         (96)         (38)          101          (35)         66
 Interest-bearings deposits in other
   financial Institutions................                27        (105)         (78)           59          (44)         15
                                                     ------     -------      -------         -----         ----      ------
Total interest-earning assets............              $153     $(1,675)     $(1,522)        $ 426         $431      $  857
                                                     ======     =======      =======         =====         ====      ======

Interest-bearing liabilities:
 Money market accounts...................             $ (17)    $  (120)     $  (137)        $ 173         $ 10      $  183
 NOW accounts............................                 8         (40)         (32)            6           (2)          4
 Passbook Savings accounts...............               266        (311)         (45)         (274)         (39)       (313)
 Certificates of deposit.................               104        (603)        (499)          541          645       1,186
 FHLB Advances...........................              (287)       (307)        (594)         (127)         211          84
                                                     ------     -------      -------         -----         ----      ------
Total interest bearing liabilities.......               $74     $(1,381)     $(1,307)        $ 319         $825      $1,144
                                                     ======     =======      =======         =====         ====      ======
Net interest income......................                                    $  (215)                                $ (287)
                                                                             =======                                 ======
---------------------
(1)  Includes the impact of non-accruing loans and loan fees.

     Loan Portfolio Composition. The following table contains information concerning the composition of the Bank's loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees, cost and discounts and allowances for loan losses) as of the dates indicated.

                                                                                June 30,
                                 ---------------------------------------------------------------------------------------------------
                                       2002                 2001                  2000               1999                1998
                                 -----------------     ----------------     ----------------   ----------------    -----------------
                                 Amount    Percent     Amount   Percent     Amount   Percent   Amount   Percent    Amount    Percent
                                 ------    -------     ------   -------     ------   -------   ------   -------    ------    -------
                                                                                (Dollars in Thousands)
Real Estate Loans:
  One- to four-family ........  $60,622     41.86%    $68,646    44.49%   $ 69,738    45.38%  $ 67,825   44.34%    $70,243    49.64%
  Commercial and multi-family.   10,772      7.44       8,887     5.76       8,138     5.30      9,342    6.11       7,272     5.14
  Construction................    2,746      1.90       4,163     2.70       2,344     1.53        899     .59       3,991     2.82
                                -------    ------     -------   ------    --------   ------   --------  ------     -------   ------
    Total real estate loans ..   74,140     51.20      81,696    52.95      80,220    52.21     78,066   51.04      81,506    57.60

Other Loans:
  Consumer Loans:
    Deposit account ..........      267       .19         314      .20         349      .23        504     .33         475      .34
    Automobile................   21,966     15.17      27,163    17.60      31,368    20.41     36,334   23.75      33,814    23.90
    Home equity and
     improvement..............   17,232     11.90      15,809    10.25      13,119     8.54     10,394    6.80       9,105     6.43
    Manufactured home.........      164       .11         212      .14         235      .15        249     .16         301      .21
    Other.....................    2,855      1.97       3,782     2.45       4,070     2.65      3,621    2.37       3,348     2.37
                                -------    ------     -------   ------    --------   ------   --------  ------     -------   ------
      Total consumer loans ...   42,484     29.34      47,280    30.64      49,141    31.98     51,102   33.41      47,043    33.25
                                -------    ------     -------   ------    --------   ------   --------  ------     -------   ------
  Commercial business loans...   28,182     19.46      25,311    16.41      24,301    15.81     23,781   15.55      12,945     9.15
                                -------    ------     -------   ------    --------   ------   --------  ------     -------   ------

  Total other loans...........   70,666     48.80      72,591    47.05      73,442    47.79     74,883   48.96      59,988    42.40
                                -------    ------     -------   ------    --------   ------   --------  ------     -------   ------
  Total loans.................  144,806    100.00%    154,287   100.00%    153,662   100.00%   152,949  100.00%    141,494   100.00%
                                           ======               ======               ======              ======              ======
Less
  Loans in process............      679                   565                1,335                 444               1,716
  Deferred fees, cost and
    discounts.................      (92)                 (246)                (444)               (609)               (599)
   Allowance for loan losses..    2,361                 1,773                1,961               1,623                 983
                               --------              --------             --------            --------            --------
   Total loans, net........... $141,858              $152,195             $150,810            $151,491            $139,394
                               ========              ========             ========            ========            ========


     The following table shows the composition of the Bank's loan portfolio by fixed and adjustable-rate at the dates indicated.


                                                                                June 30,
                                 ---------------------------------------------------------------------------------------------------
                                       2002                 2001                  2000               1999                1998
                                 -----------------     ----------------     ----------------   ----------------    -----------------
                                 Amount    Percent     Amount   Percent     Amount   Percent   Amount   Percent    Amount    Percent
                                 ------    -------     ------   -------     ------   -------   ------   -------    ------    -------
                                                                                (Dollars in Thousands)
Fixed-Rate Loans:
Real Estate:
  One- to four-family...........$ 13,083      9.04%   $ 17,690   11.47%   $ 15,268     9.94%  $ 16,976   11.10%    $ 17,492   12.36%
  Commercial and multi-family...   1,061       .73       4,566    2.96       2,253     1.46      6,671    4.36        2,307    1.63
  Construction..................   2,380      1.64       3,973    2.57       2,272     1.48        705     .46        2,110    1.49
                                -------    ------     -------   ------    --------   ------   --------  ------     -------   ------
    Total real estate loans.....  16,524     11.41      26,229   17.00      19,793    12.88     24,352   15.92       21,909   15.48

Consumer........................  32,721     22.60      38,915   25.22      49,024    31.90     45,140   29.51       42,370   29.94
Commercial business.............  12,343      8.52      12,376    8.02       8,666     5.64      6,853    4.48        5,540    3.92
                                -------    ------     -------   ------    --------   ------   --------  ------     -------   ------
    Total fixed-rate loans......  61,588     42.53      77,520   50.24      77,483    50.42     76,345   49.91       69,819   49.34

Adjustable-Rate Loans:
Real estate:
  One- to four-family...........  47,539     32.83      50,956   33.03      54,470    35.44     50,849   33.24       52,751   37.28
  Commercial and multi-family...   9,711      6.71                2.80       5,885     3.83      2,671    1.75        4,965    3.51
                                                         4,321
  Construction..................     366       .25         190     .12          72      .05        194     .13        1,881    1.33
                                -------    ------     -------   ------    --------   ------   --------  ------     -------   ------
    Total real estate loans.....  57,616     39.79      55,467   35.95      60,427    39.32     53,714   35.12       59,597   42.12
                                -------    ------     -------   ------    --------   ------   --------  ------     -------   ------

  Consumer......................   9,763      6.74       8,365    5.43         117      .08      5,962    3.90        4,673    3.30
  Commercial business...........  15,839     10.94      12,935    8.38      15,635    10.18     16,928   11.07        7,405    5.24
                                -------    ------     -------   ------    --------   ------   --------  ------     -------   ------
    Total adjustable-rate loans.  83,218     57.47      76,767   49.76      76,179    49.58     76,604   50.09       71,675   50.66
                                -------    ------     -------   ------    --------   ------   --------  ------     -------   ------
    Total loans................. 144,806   100.00%     154,287  100.00%    153,662   100.00%   152,949  100.00%     141,494  100.00%
Less:
Loans in process................     679                   565               1,335                 444                1,716
  Deferred fees, cost and discou     (92)                 (246)               (444)               (609)                (599)
  Allowance for loan losses.....                                             1,961               1,623                  983
                                   2,361                 1,773
                                --------              --------            --------            --------             --------
    Total loans, net............$141,858              $152,195            $150,810            $151,491             $139,394
                                ========              ========            ========            ========             ========


The following schedule illustrates the interest rate sensitivity of the Bank's loan portfolio (including non-accruing loans) at June 30, 2002. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.


                                                Real Estate
                    -------------------------------------------------------
                    One- to four-family    Commercial       Construction      Consumer           Commercial Business     Total
                    -------------------    ----------       ------------      --------           -------------------     -----
                              Weighted           Weighted         Weighted            Weighted            Weighted
                              Average            Average          Average             Average             Average
                     Amount    Rate     Amount    Rate    Amount   Rate     Amount     Rate     Amount     Rate     Amount   Percent
                    ----------------------------------------------------------------------------------------------------------------
Due During Years                                                   (Dollars in Thousands)
Ending June 30,

2003                $    32    7.33%    $   528   9.19%   $2,746   8.13%   $ 2,903    10.00%     $11,530   8.12%    17,739    12.25%

2004-2007             1,067    7.85         389   7.59       ---    ---     22,666    10.24        5,824   7.65     29,946    20.68

2008 and following   59,523    7.65       9,855   7.65       ---    ---     16,915     7.60       10,828   8.90     97,121    67.07
                    -------    ----     -------   ----    ------   ----    -------    -----      -------   ----   --------   ------
                    $60,622    7.65%    $10,772   7.72%   $2,746   8.13%   $42,484     9.17%     $28,182   8.32%  $144,806   100.00%
                    =======    ====     =======   ====    ======   ====    =======    ======     =======   ====   ========   ======



     The total amount of loans due after June 30, 2003 which have fixed interest rates is $54.0 million, while the total amount of loans due after such dates which have floating or adjustable interest rates is $73.0 million.


     One- to Four-Family Residential Mortgage Lending. Residential loan originations of this type are generated by the Bank's marketing efforts, its present and walk-in customers, and referrals from real estate agents and builders. The Bank focuses its lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences. At June 30, 2002, the Bank's one- to four-family residential mortgage loans totaled $60.6 million, or approximately 41.9% of the Bank's total gross loan portfolio.

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

     Consumer Lending. First Federal offers a variety of secured consumer loans, including automobile, home equity, home improvement and loans secured by savings deposits. In addition, First Federal offers other secured and unsecured consumer loans. The Bank currently originates substantially all of its consumer loans in its primary market area and surrounding areas. The Bank originates consumer loans on both a direct and indirect basis. Direct loans are made when the Bank extends credit directly to the borrower. Indirect loans are obtained when the Bank purchases loan contracts from retailers of goods or services which have extended credit to their customers. The only indirect lending by First Federal began in the early 1980s, and is with selected automobile and boat dealers located in the Bank's primary market and surrounding areas. The Bank underwrites each indirect loan in accordance with its normal consumer loan standards. At June 30, 2002, the Bank's consumer loan portfolio totaled $42.5 million, or 29.3% of its total gross loan portfolio.

     Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles or mobile homes. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At June 30, 2002, $94,000 or approximately 0.2% of the consumer loan portfolio was non-accruing. There can be no assurance that delinquencies will not increase in the future.

     The largest component of First Federal's consumer loan portfolio consists of automobile loans. At June 30, 2002, automobile loans totaled $22.0 million, or approximately 15.2% of the Bank's gross loan portfolio.

     Loans secured by second mortgages, together with loans secured by all prior liens, are currently limited to 100% or less of the appraised value of the property securing the loan. Generally, such loans have a maximum term of up to 20 years. As of June 30, 2002, home equity and home improvement loans, most of which are secured by second mortgages, amounted to $17.2 million, or 11.9% of the Bank's gross loan portfolio.

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

     Construction Lending. The Bank engages in limited amounts of construction lending to individuals for the construction of their residences as well as to builders for the construction of single family homes in the Bank's primary market area and surrounding areas. At June 30, 2002, the Bank had $2.7 million of gross construction loans, most of which were to borrowers who intended to live in the properties upon completion of construction.

     Construction loans to individuals for their residences are structured to be converted to permanent loans at the end of the construction phase, which typically runs for six months. During the construction phase, the borrower pays interest only. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans.

     Construction loans to builders of one- to four-family residences require the payment of interest only for up to 12 months. In most cases, these loans carry fixed interest rates. At June 30, 2002, the Bank had $810,000 in construction loans outstanding to builders.

     Construction lending generally affords the Bank an opportunity to receive interest at rates higher than those obtainable from permanent residential loans and to receive higher origination and other loan fees. In addition, construction loans are generally made with fixed rates of interest or for relatively short terms. Nevertheless, construction lending is generally considered to involve a higher level of credit risk than one- to four-family residential lending due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on development projects, real estate developers and managers. In addition, the nature of these loans is such that they are more difficult to evaluate and monitor. Finally, the risk of loss on construction loans is dependent largely upon the accuracy of the initial estimate of the individual property's value upon completion of the project and the estimated cost (including interest) of the project. If the cost estimate proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the project. At June 30, 2002, the Bank had no construction loans outstanding which were over thirty days delinquent.

     Commercial and Multi-Family Real Estate Lending. The Bank has also engaged in commercial and multi-family real estate lending in the Wabash market area and surrounding areas and has purchased participation interests in loans from other financial institutions throughout Indiana and neighboring jurisdictions. At June 30, 2002, the Bank had $10.8 million of commercial and multi-family real estate loans, which represented 7.4% of the Bank's total gross loan portfolio. The largest commercial or multi-family real estate loan outstanding at June 30, 2002 was $1.6 million, which was performing in accordance with its repayment terms. At June 30, 2002, substantially all of the Bank's commercial and multi-family real estate loan portfolio was secured by properties located in Indiana.

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

     The Bank's commercial and multi-family real estate loan portfolio is secured primarily by apartment buildings and, to a lesser extent, office buildings and nursing homes. Commercial and multi-family real estate loans generally have terms that do not exceed 20 years. The Bank has a variety of rate adjustment features and other terms in its commercial and multi-family real estate loan portfolio. Generally, the loans are made in amounts up to 75% of the appraised value of the security property. Commercial real estate and multi-family loans provide for a margin over a designated index which is generally the prime rate. The Bank currently analyzes the financial condition of the borrower, the borrower's credit history, and the reliability and predictability of the cash flow generated by the property securing the loan. The Bank generally requires personal guaranties of the borrowers. Appraisals on properties securing commercial real estate loans originated by the Bank are performed by independent appraisers.

     Commercial Business Lending. The Bank began increasing its commercial loan portfolio in fiscal 1999. At June 30, 2002, approximately $28.2 million, or 19.5% of the Bank's total gross loan portfolio, was comprised of commercial loans.

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

     Generally, when a loan becomes delinquent 90 days or more or when the collection of principal or interest becomes doubtful, the Bank will place the loan on a non-accrual status and, as a result, previously accrued interest income on the loan is taken out of current income. The loan will remain on a non-accrual status as long as the loan is 90 days delinquent. The following table sets forth information concerning delinquent mortgage and other loans at June 30, 2002. The amounts presented represent the total remaining principal balances of the related loans, rather than the actual payment amounts which are overdue.


                                                                       Loans Delinquent For:
                                        30-59 Days                60-89 Days            90 Days and Over      Total Delinquent Loans
                               -----------------------------------------------------------------------------------------------------
                               Number   Amount   Percent  Number  Amount   Percent Number   Amount  Percent Number   Amount  Percent
                                                                             (Dollars in Thousands)
Real Estate:
   One-to four-family          15     $  906     1.49%       4     $162       .27%    6      $  210    .35%    25    $1,278   2.11%
   Commercial and Multi-Family  2        149     1.38        2      150      1.39     1         350    3.25     5       649   6.02
   Construction                 --        --       --       --       --        --    --          --      --     --       --     --
Consumer                       84        548     1.29       26      139       .33    20          94     .22   130       781   1.84
Commercial business            13        791     2.81        6      120       .42     9       1,288    4.57    28     2,199   7.80

      Total delinquent loans  114     $2,394     1.65%      38     $571       .39%   36      $1,942    1.34%  188    $4,907   3.39%
                              ===     ======                ==     ====              ==      ======           ===    ======


     The table below sets forth the amounts and categories of non-performing assets in the Bank's loan portfolio at the dates indicated. Loans are placed on non-accrual status when the collection of principal and/or interest become doubtful or when the loan is in excess of 90 days delinquent. Foreclosed and repossessed assets include assets acquired in settlement of loans. See Notes [1] and [4] to Notes to Consolidated Financial Statements.


                                                                              June 30,
                                                          2002          2001          2000          1999      1998
                                                          ----          ----          ----          ----      ----
                                                                       (Dollars in Thousands)
Non-accruing loans:
  One- to four-family                                   $  210        $  134          $137          $  1     $521
  Commercial and multi-family real estate                1,638         1,022            39           317      ---
  Consumer                                                  94           163            75            92      193
         Total non-accruing loans............            1,942         1,319           251           410      714
                                                        ------        ------          ----          ----     ----
Foreclosed and repossessed assets:
  One- to four-family                                      148           230           ---           274      ---
  Commercial and multi-family real estate                  ---           ---           ---           101      101
  Consumer                                                  40            69            39            57       58
                                                        ------        ------          ----          ----     ----
         Total foreclosed assets.............              188           299            39           432      159

Troubled debt restructurings                               ---           ---           ---           ---      ---

Total non-performing assets                             $2,130        $1,618          $290          $842     $873
                                                        ------        ------          ----          ----     ----

Total as a percentage of total assets                      .90%         0.70%         0.13%         0.39%    0.43%
                                                        ======        ======          =====         =====    =====

     Other Loans of Concern. Including the non-accruing loans set forth in the preceding table, as of June 30, 2002 there was also an aggregate of $8.7 million in net book value of loans classified by the Bank with respect to the majority of which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. The principal components of loans of concern are 31 consumer loans aggregating $212,000, 8 one- to four-family loans aggregating $363,000 and 43 commercial loans aggregating $8.2 million at June 30, 2002. The principal components of loans of concern at June 30, 2001 consisted of 85 consumer loans aggregating $631,000, 13 one- to four-family loans aggregating $668,000 and 23 commercial loans aggregating $3.5 million.

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

     When a savings bank classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize probable losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When a savings bank classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. First Federal's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the District Director at the regional OTS office, who may order the establishment of additional general or specific loss allowances.

     In accordance with its classification of assets policy, the Bank regularly reviews the loans in its portfolio to determine whether any loans require classification. On the basis of management's review of its assets, at June 30, 2002, the Bank had classified a total of approximately $2.8 million of its assets as substandard, $446,000 as doubtful, none as loss, and $5.5 million as special mention. At June 30, 2002, total classified and non-performing assets comprised $8.9 million, or 39.9% of the Bank's capital, or 3.8% of the Bank's total assets.

     Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the probable losses in its loan portfolio and changes in the nature and volume of its loan activity. Such evaluation, which includes a review of loans for which full collectibility may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance.

     Real estate properties acquired through foreclosure are recorded at the lower of carrying amount or fair value. If carrying amount or fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance at the time of transfer. Valuations are periodically updated by management and if the value declines, a specific provision for losses on such property is established by a charge to operations.

     Although management believes that it uses the best information available to determine the allowances, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Bank's allowances will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. At June 30, 2002, the Bank had a total allowance for loan losses of $2.4 million or 1.66% of total loans, net. See Note 4 of the Notes to Consolidated Financial Statements in the Annual Report to Stockholders (the "Annual Report"), attached hereto as Exhibit 13.

     The following table sets forth an analysis of the Bank's allowance for loan losses.

                                                                        Year Ended June 30,
                                                --------------------------------------------------------------------
                                                        2002          2001          2000          1999         1998
                                                        ----          ----          ----          ----         ----
                                                                      (Dollars in Thousands)

Balance at beginning of period...............         $1,773        $1,961        $1,623        $  983         $572

Charge-offs:
   One- to four-family.......................             10           113            --            26          ---
   Consumer..................................            802         1,277           507           439          285
   Commercial Business.......................            420           802           276           ---           47
                                                      ------        ------        ------        ------         ----
                                                       1,232         2,192           783           465          332
Recoveries:
   One- to four-family real estate                         6            --            --            --           --
   Consumer..................................            242           139            82            95           38
   Commercial and multi-family real estate...            217           150             5           ---          ---
                                                      ------        ------        ------        ------         ----
                                                         465           289            87            95           38
Net charge-offs..............................            767         1,903           696           370          294

Additions charged to operations..............          1,355         1,715         1,034         1,010          705
                                                      ------        ------        ------        ------         ----
Balance at end of period.....................         $2,361        $1,773        $1,961        $1,623         $983
                                                      ======        ======        ======        ======         ====
Ratio of net charge-offs during the period to
  average loans outstanding during the period           0.52%         1.23%         0.45%         0.25%        0.23%
                                                      ======        ======        ======        ======         ====




     The distribution of the Bank's allowance for loan losses at the dates indicated is summarized as follows:

                                                                             June 30,
                               -----------------------------------------------------------------------------------------------------
                                      2002               2001                   2000               1999                1998
                               -----------------------------------------------------------------------------------------------------
                                         Percent               Percent              Percent            Percent             Percent
                                         of Loans              of Loans             of Loans           of Loans            of Loans
                                         in Each               in Each              in Each            in Each             in Each
                                         Category              Category             Category           Category            Category
                                         to Total              to Total             to Total           to Total            to Total
                                 Amount   Loans     Amount      Loans     Amount     Loans     Amount    Loans     Amount    Loans
                                 ------  --------   ------     --------   ------    --------   ------  --------    ------  --------
                                                                        (Dollars in Thousands)

One- to four-family...........    $211    41.86%    $  184      44.49%    $  274     45.38%    $  113   44.34%      $105     49.64%
Commercial and                     293     7.44        215       5.76        120      5.30        225    6.11        230      5.14
multi-family real estate......
Construction..................     ---     1.90        ---       2.70         --      1.53        ---    0.59         28      2.82
Consumer......................     684    29.34        454      30.64        825     31.98        700   33.41        445     33.25
Commercial business...........   1,173    19.46        859      16.41        571     15.81        405   15.55        165      9.15
Unallocated...................     ---      ---         61        ---        171       ---        180     ---         10        ---
                                ------   ------     ------     ------     ------    ------     ------  ------       ----    ------
     Total....................  $2,361   100.00%    $1,773     100.00%    $1,961    100.00%    $1,623  100.00%      $983    100.00%


Investment Activities

     Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Bank has generally maintained its liquid assets at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. As of June 30, 2002, the Bank's liquidity position was at a level deemed by management to be consistent with safe and sound banking practices.

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

     First Federal's investment and mortgage-backed securities portfolios are managed in accordance with a written investment policy adopted by the Board of Directors. Other than certificates of deposit and mortgage-backed securities, investments may be made by the President or the Chief Accounting Officer of First Federal only with the approval of the Investment Committee.

     Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"), requires that securities and mortgage-backed securities be classified as held to maturity, available for sale or trading purposes. Under SFAS No. 115, securities that the Company has the positive intent and ability to hold until maturity are classified as held to maturity and are reported at amortized cost. Securities classified as available for sale are those the Company may sell in response to liquidity needs, for asset/liability management purposes and other reasons and are reported at fair value. Unrealized gains and losses on securities available for sale are reported as a separate component of equity, net of tax. Trading securities are those which are purchased for sale in the near future and are reported at fair value. Unrealized gains and losses on trading securities are included in income. Transfers between categories are accounted for as sales and repurchases at fair value. For any sales or transfers of securities classified as held to maturity, the cost basis, the realized gain or loss, and the circumstances leading to the decision to sell are required to be disclosed. At the time of purchase of new securities, management of the Company makes a determination as to the appropriate classification of securities as available for sale or held to maturity. At June 30, 2002, the Company had no securities classified as held to maturity and $76.3 million classified as available for sale including mortgage-backed securities. No securities were held for trading purposes on such date.

     Securities. It is the Company's general policy to purchase securities which are U.S. Government securities and federal agency obligations, state and local government obligations, commercial paper, short-term corporate debt securities and overnight federal funds. At June 30, 2002, the weighted average term to maturity or repricing of the investment securities portfolio, excluding the FHLB, Fannie Mae stock and other equity securities available for sale, was 6.2 years.

     OTS regulations restrict investments in corporate debt and equity securities by the Bank. These restrictions include prohibitions against investments in the debt securities of any one issuer in excess of 15.0% of the Bank's unimpaired capital and unimpaired surplus as defined by federal regulations, which totaled $19.6 million as of June 30, 2002, plus an additional 10% if the investments are fully secured by readily marketable collateral. See "Regulation - Federal Regulation of Savings Associations" for a discussion of additional restrictions on the Bank's investment activities.

     The following table sets forth the composition of the Company's securities portfolio excluding mortgage-backed securities, at the dates indicated.


                                                                                June 30,
                                              -----------------------------------------------------------------------------
                                                         2002                      2001                     2000
                                              -----------------------------------------------------------------------------
                                                   Carrying     % of         Carrying     % of       Carrying     % of
                                                      Value    Total            Value    Total          Value    Total
                                                                         (Dollars in Thousands)
    Securities available for sale:

      Federal agency obligations.............       $12,894      25.54%       $11,134      27.55%     $21,952      49.41%
      Commercial notes and commercial paper..         2,531       5.01          4,631      11.46        1,499       3.37
      State and local government obligations.        17,082      33.84          8,094      20.02        8,498      19.13
      Other equity securities................        14,574      28.87         13,160      32.56        9,073      20.43
                                                    -------     ------        -------     ------      -------     ------
        Total securities available for sale..        47,081      93.26         37,019      91.59       41,022      92.34
      FHLB stock.............................         3,401       6.74          3,401       8.41        3,401       7.66
                                                    -------     ------        -------     ------      -------     ------
          Total securities...................       $50,482     100.00%       $40,420     100.00%     $44,423     100.00%
                                                    =======     ======        =======     ======      =======     ======
    Weighted average remaining life or term
    to repricing, excluding FHLB stock and
    other equity  securities available for sale.     6.2 yrs.                 3.6 yrs.                8.7 yrs.

    Other interest-earning assets:

      Interest-earning deposits with banks...       $ 2,997                   $ 2,158                  $ 1,102
                                                    =======                   =======                  =======


     The  composition  and  maturities of the  securities  portfolio,  excluding
mortgage-backed   securities,  FHLB  of  Indianapolis  stock  and  other  equity securities, are indicated in the following table.


                                                                 June 30, 2002
                                ------------------------------------------------------------------------------
                                Less Than      1 to 5        5 to 10       Over 10         Total
                                 1 Year         Years         Years         Years       Securities
                                ------------------------------------------------------------------------------
                                Amortized     Amortized     Amortized     Amortized      Amortized      Market
                                  Cost          Cost          Cost           Cost          Cost          Value
                                ------------------------------------------------------------------------------
                                                             (Dollars in Thousands)
Federal agency
 obligations................       $---        $1,500        $3,182         $8,182       $12,864       $12,894
Commercial notes and
  commercial paper..........        ---         1,510           ---            964         2,474         2,531
State and local
 government obligations.....        150         1,031         1,941         13,624        16,746        17,082
                                   ----        ------        ------        -------       -------       -------
Total debt securities.......       $150        $4,041        $5,123        $22,770       $32,084       $32,507
                                   ====        ======        ======        =======       =======       =======
Weighted average yield(1)...      12.71%         6.40%         6.66%          7.18%         7.03%

----------------------------
(1)  Yields reflected have been computed on a tax equivalent basis.

     Except for obligations of state and local governments, the Company's securities portfolio at June 30, 2002 contained neither tax-exempt securities nor securities of any issuer with an aggregate book value in excess of 10% of the Company's shareholders' equity, excluding those issued by the United States Government, or its agencies.

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

     The following table sets forth the amortized cost of the Company's mortgage-backed securities at the dates indicated.

                                                 June 30,
                                       ----------------------------------
                                          2002         2001         2000
                                       ----------------------------------
                                                 (In Thousands)
Fannie Mae.....................        $14,193      $ 6,991      $ 1,219
Ginnie Mae.....................          2,406       12,650       10,110
Freddie Mac....................         12,538        3,856           73
                                       -------      -------      -------
    Total......................        $29,137      $23,497      $11,402
                                       =======      =======      =======


     The following table sets forth the contractual maturities of the Company's mortgage-backed securities based on amortized cost at June 30, 2002. Not considered in the preparation of the table below is the effect of prepayments, periodic principal repayments and the adjustable-rate nature of these instruments.



                                           Due in                      June 30,
                           -----------------------------------------    2002
                            5 Years   5 to 10   10 to 20    Over 20   Balance
                            or Less    Years      Years      Years  Outstanding
                            -------   -------   --------    ------- -----------
                                          (Dollars In Thousands)

Fannie Mae................. $ ---     $ ---     $1,937      $12,256   $14,193
Ginnie Mae.................   ---       ---         --        2,406     2,406
Freddie Mac................   ---       ---      1,519       11,019    12,538
                            -----     -----     ------      -------   -------
     Total................. $ ---     $ ---     $3,456      $25,681   $29,137
                            =====     =====     ======      =======   =======
Weighted average yield.....   ---%      ---%      6.01%        5.31%     5.39%

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

     The following table sets forth the savings flows at the Bank during the periods indicated.


                                            Year Ended June 30,
                                         2002             2001            2000
                                         ----             ----            ----
                                           (Dollars in Thousands)
Opening balance.............         $144,630         $133,105        $130,401
Purchased deposits..........              ---              ---             ---
Net deposits................            8,807            5,723          (2,213)
Interest credited...........            5,224            5,802           4,917
                                     --------         --------        --------
Ending balance..............         $158,661         $144,630        $133,105
                                     ========         ========        ========
Net increase................          $14,031         $ 11,525         $ 2,704

Percent increase............            9.70%            8.66%           2.07%

     The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by the Bank at the dates indicated.

                                                                      Year Ended June 30,
                                                 2002                      2001                         2000
                                                 ----                      ----                         ----
                                                      Percent                   Percent                      Percent
                                            Amount   of Total          Amount   Of Total          Amount     of Total
                                            ------   --------          ------   --------          ------     --------
                                                                    (Dollars in Thousands)
Interest Rate Range:

Passbook accounts...................       $57,180        36.04%     $ 35,376     24.46%         $37,775       28.38%
Demand accounts(1)..................         9,981          6.29        9,161      6.33            8,876        6.67
Money market accounts...............         2,973          1.87        5,621      3.88            2,884        2.17
NOW accounts........................         7,460          4.70        7,129      4.93            7,539        5.66
                                          --------        ------     --------    ------         --------      ------
Total non-certificates..............        77,594         48.90       57,287     39.60           57,074       42.88

 Certificates:
 0.00 -  3.99%......................        34,298         21.62        2,293      1.59              ---         ---
 4.00 -  5.99%......................        26,461         16.68       26,651     18.43          $37,129       27.89
 6.00 -  7.99%......................        20,308         12.80       58,319     40.32           38,902       29.23
 8.00 -  9.99%......................           ---           ---           80       .06              ---         ---
                                          --------        ------     --------    ------         --------      ------
Total Certificates..................        81,067         51.10       87,343     60.40           76,031       57.12
                                          --------        ------     --------    ------         --------      ------
Total Deposits......................      $158,661        100.00%    $144,630    100.00%        $133,105      100.00%
                                          ========        ======     ========    ======         ========      ======

(1)  Non-interest-bearing accounts.

     The following table shows rate and maturity information for the Bank's certificates of deposit as of June 30, 2002.


                                                     0.00-         4.00-        6.00-                     Percent
                                                     3.99%         5.99%        7.99%        Total       of Total
                                                  -------------------------------------------------------------------
                                                                        (Dollars in Thousands)
         Certificate accounts maturing in
         quarter ending:
         September 30, 2002.....................        $2,961        $7,100      $12,752      $22,813        28.14%
         December 31, 2002......................         6,026         4,186        1,507       11,719         14.46
         March 31, 2003.........................         4,809           687        1,578        7,074          8.73
         June 30, 2003..........................         6,322         1,845        1,671        9,838         12.14
         September 30, 2003.....................         1,118         3,349          130        4,597          5.67
         December 31, 2003......................         1,213           301          304        1,818          2.24
         March 31, 2004.........................         2,167           948          141        3,256          4.02
         June 30, 2004..........................         8,931         1,199          183       10,313         12.72
         September 30, 2004.....................           357           500          ---          857          1.06
         December 31, 2004......................           161            91          480          732           .90
         March 31, 2005.........................            54             9          706          769           .95
         June 30, 2005..........................           174         1,045          230        1,449          1.78
         Thereafter.............................             5         5,201          626        5,832          7.19
                                                       -------       -------      -------      -------        ------
              Total.............................       $34,298       $26,461      $20,308      $81,067        100.00%
                                                       =======       =======      =======      =======        ======
         Percent of total.......................         42.31%        32.64%       25.05%      100.00%

     The following table indicates the amount of the Bank's certificates of deposit and other deposits by time remaining until maturity as of June 30, 2002.


                                                                              Maturity
                                                  ------------------------------------------------------------------
                                                                    Over         Over
                                                    3 Months       3 to 6       6 to 12          Over
                                                    or Less        Months       Months        12 months      Total
                                                    --------       ------       ------        ---------      -----
                                                                           (In Thousands)

Certificates of deposit less than $100,000......       $17,806       $9,152      $10,490      $24,485       $61,933

Certificates of deposit of $100,000 or more.....         4,437        2,134        3,607        5,038        15,216

Public funds(1).................................           570          433        2,815          100         3,918
                                                       -------      -------      -------      -------       -------
Total certificates of deposit...................       $22,813      $11,719      $16,912      $29,623       $81,067
                                                       =======      =======      =======      =======       =======

-------------------------

(1)  Deposits from governmental and other public entities.

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

     First Federal's borrowings at June 30, 2002 consisted of advances from the FHLB of Indianapolis upon the security of a hybrid collateral agreement of a percentage of unencumbered loans. Such advances can be made pursuant to several different credit programs, each of which has an interest rate and range of maturities. At June 30, 2002, the Bank had $54.4 million in FHLB advances, and a $1,000,000 overdraft line of credit was available from the FHLB.

     From time to time, First Federal has entered into repurchase agreements through a nationally recognized broker-dealer firm. These agreements are accounted for as borrowings by the Bank and are secured by certain of the Bank's securities. The broker-dealer takes possession of the securities during the period that the repurchase agreement is outstanding. The terms of the agreements have typically ranged from 30 days to a maximum of six months. The proceeds of these transactions are used to meet cash flow needs of the Bank. At June 30, 2002, the Bank had no repurchase agreements outstanding.

     The following table sets forth the maximum month-end balance and average balance of FHLB advances and line of credit from the FHLB and securities sold under agreements to repurchase at the dates indicated.

                                                          Year Ended June 30,
                                                     ------------------------------------
                                                        2002          2001          2000
                                                     ------------------------------------
                                                        (Dollars in Thousands)
Maximum Balance:
FHLB advances and line of credit...................  $66,388       $64,168       $66,300
Securities sold under agreements to repurchase.....      ---           ---           ---

Average Balance:

FHLB advances and line of credit...................   57,607        62,585        64,770
Securities sold under agreements to repurchase.....      ---           ---           ---

Average Rate Paid On:

FHLB advances and line of credit...................    5.50%         6.02%         5.68%
Securities sold under agreements to repurchase.....      ---           ---           ---



     The following table sets forth the Bank's borrowings at the dates indicated.

                                                 Year Ended June 30,
                                            ------------------------------------
                                               2002          2001          2000
                                            ------------------------------------
                                                   (In Thousands)

FHLB advances and line of credit....        $54,363       $62,397       $64,168
Due to brokers......................            ---           ---           ---
                                            -------       -------       -------
    Total borrowings................        $54,363       $62,397       $64,168
                                            =======       =======       =======

Subsidiary Activities

     As a federally chartered savings association, First Federal is permitted by OTS regulations to invest up to 2% of its assets, or $4.8 million at June 30, 2002, in the stock of, or loans to, service corporation subsidiaries. First Federal may invest an additional 1% of its assets in service corporations where such additional funds are used for inner city or community development purposes. In addition to investments in service corporations, federal associations are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities which a federal association may engage in directly. First Federal had no subsidiaries at June 30, 2002.

Regulation

     General. First Federal is a federally chartered savings bank, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. Accordingly, First Federal is subject to broad federal regulation and oversight extending to all its operations. The Bank is a member of the FHLB of Indianapolis and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). As the savings and loan holding company of First Federal, the Company also is subject to federal regulation and oversight by the Office of Thrift Supervision (the "OTS"). The purpose of the regulation of the Company and other savings and loan holding companies is to protect subsidiary savings associations. The Bank is a member of the Savings Association Insurance Fund ("SAIF"), which together with the Bank Insurance Fund (the "BIF") are the two deposit insurance funds administered by the FDIC, and the deposits of the Bank are insured by the FDIC. As a result, the FDIC has certain regulatory and examination authority over the Bank.

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

     All savings associations are subject to a semi-annual assessment, based upon the association's total assets, to fund the operations of the OTS. The Bank's OTS assessment for the fiscal year ended June 30, 2002 was approximately $75,000.

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

     In addition, the investment, lending and branching authority of the Bank is prescribed by federal laws, and the Bank is prohibited from engaging in any activities not permitted by such laws. The Bank's general permissible lending limit for loans-to-one borrower is the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At June 30, 2002, the Bank's lending limit under this restriction was approximately $3.2 million. First Federal is in compliance with the loans-to-one borrower limitation.

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

     The FDIC's deposit insurance premiums are assessed through a risk-based system, under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period. As of June 30, 2002, the Bank met the requirements of a well-capitalized institution.

     The premium schedule for BIF and SAIF insured institutions ranges from 0 to 27 basis points. However, SAIF insured institutions and BIF insured institutions are required to pay a Financing Corporation assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. This amount is currently equal to about 1.88 points for each $100 in domestic deposits for BIF and SAIF insured institutions. These assessments, which may be revised based upon the level of BIF and SAIF deposits, will continue until the bonds mature in 2017 through 2019.

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

     The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with this requirement. At June 30, 2002, First Federal did not have any unamortized purchased mortgage servicing rights, but did have certain intangible assets related to the purchase of the branch in South Whitley, Indiana. The OTS regulations establish special capitalization requirements for savings associations that own subsidiaries. As of June 30, 2002, the Bank had no subsidiaries.

     At June 30, 2002, the Bank had tangible capital of $18.5 million, or 7.88% of adjusted total assets, which is approximately $9.1 million above the minimum requirement of 4% of adjusted total assets in effect on that date.

     The capital standards also effectively require core capital equal to at least 4% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. At June 30, 2002 the Bank had certain intangible assets related to the branch purchase which were subject to these tests. At June 30, 2002, the Bank had core capital equal to $18.5 million, or 7.88% of adjusted total assets, which is $9.1 million above the minimum leverage ratio requirement of 4% as in effect on that date.

     The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At June 30, 2002, First Federal had no capital instruments that qualify as supplementary capital and $2.4 million of general loss reserves, of which $482,000 was more than 1.25% of risk-weighted assets.

     Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. First Federal had no such exclusions from capital and assets at June 30, 2002.

     In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100% based on the risk inherent in the type of asset. For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan to value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by Fannie Mae or Freddie Mac.

     On June 30, 2002, the Bank had total risk-based capital of $20.4 million (including $18.5 million in core capital and $1.9 million in qualifying supplementary capital) and risk-weighted assets of $149.9 million (including, converted off-balance sheet assets); or total capital of 13.6% of risk-weighted assets. This amount was $8.4 million above the 8.0% requirement in effect on that date.

     The OTS and the FDIC are authorized and, under certain circumstances, required to take certain actions against savings associations that fail to meet their capital requirements. The OTS is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be an association with less than either a 4% core capital ratio, a 4% Tier 1 risk-based capital ratio or an 8% risk-based capital ratio). Any such association must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions, discussed below, that are applicable to significantly undercapitalized associations.

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

     Limitations on Dividends and Other Capital Distributions. OTS regulations impose various restrictions or requirements on savings associations with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. OTS regulations permit a federal savings association to pay dividends in any calendar year equal to net income for that year plus retained earnings for the preceding two years (less any dividends paid). Dividends in excess of such amounts require prior OTS approval.

     Qualified Thrift Lender Test. All savings associations, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. At June 30, 2002, the Bank met the test and has always met the test since its effectiveness.

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

     Transactions with Affiliates. Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the association's capital. Affiliates of First Federal include the Company and any company which is under common control with the Bank. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. The OTS has the discretion to treat subsidiaries of savings associations as affiliates on a "case-by-case" basis.

     Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the OTS. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must be made on substantially the same terms and conditions as loans to unaffiliated persons. At June 30, 2002, the Bank was in compliance with the above restrictions.

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

     Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At June 30, 2002, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS.

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

     As a member, First Federal is required to purchase and maintain stock in the FHLB of Indianapolis. At June 30, 2002, First Federal had $3.4 million in FHLB stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB stock. For the year ended June 30, 2002, dividends paid by the FHLB of Indianapolis to First Federal totaled $223,000. Over the past five fiscal years such dividends have averaged 7.71% and were 6.57% for the fiscal year ended June 30, 2002.

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

     A portion of the Bank's reserves for losses on loans may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of June 30, 2002, the portion of the Bank's reserves subject to this treatment for tax purposes totaled approximately $1.2 million.

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

     Delaware Taxation. As a Delaware holding company, the Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual fee to the State of Delaware. The Company is also subject to an annual franchise tax imposed by the State of Delaware which is generally based upon authorized shares.

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

     The Bank serves Wabash, Kosciusko, Grant, Miami, Huntington, Whitley, Allen, Noble and Elkhart Counties in Indiana. The Indiana counties of Wabash, Kosciusko and Whitley serve as the Bank's primary market areas. There are four commercial banks and one credit union which compete for deposits and loans in Wabash County. In Kosciusko County, there are eight commercial banks, two credit unions and one savings bank competing for market share. In Whitley County, there are six commercial banks, five credit unions and one savings bank competing for market share.

Employees

     At June 30, 2002, the Company and its affiliates had a total of 68 employees, including 9 part-time employees. The Company's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Item 2.  Description of Property

     The Bank conducts its business at its main office and three other locations in its primary market area. The Bank owns all of its offices. The total net book value of the Bank's premises and equipment (including land, buildings and furniture, fixtures and equipment) at June 30, 2002 was $2.7 million. See Note 6 of Notes to Consolidated Financial Statements in the Annual Report attached as
Exhibit 13. The following table sets forth information relating to each of the Bank's offices as of June 30, 2002.

                                             Date              Total Approximate
    Location                               Acquired             Square Footage
    --------------------------------- -------------------- ---------------------
    Main Office:                             1982                  10,185(1)
    1205 N. Cass Street
    Wabash, Indiana

    500 S. Huntington                        1977                    2,400
    Syracuse, Indiana(2)

    1404 Street Road 114 West N.             1968                    4,400
    Manchester, Indiana(4)

    105 E. Columbia Street                   1997                  5,300(5)
    South Whitley, Indiana(3)

(1) The Bank leases space in this office to its affiliate, FirstFed Financial, Inc.

(2)  A new branch at this site was completed in September 1995.

(3)  NBD Bank Branch acquired on June 13, 1997.

(4)  A new branch at this site was completed in November 2001.

(5)  Includes basement.

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

Item 4. Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 2002.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

     Pages 35 and 36 of the attached 2002 Annual Report to Stockholders are herein incorporated by reference. The issuer sold no equity securities during the period covered by this report that were not registered under the Securities Act of 1933.

Equity Compensation Plan Information

     The following table provides the information about the Company's common stock that may be issued upon the exercise of options and rights under all existing equity compensation plans as of June 30, 2002.

                                                                                            Number of securities
                                                                                           Remaining available for
                                                                                            future issuance under
                                                                                             Equity compensation
                                   Number of securities to        Weighted-average               plans as of
                                   be issued upon exercise       exercise price of              June 30, 2002
                                   of outstanding options,          outstanding             (excluding securities
                                  warrants and rights as of      options, warrants              reflected in
                                        June 30, 2002                and rights                  column (a))
         Plan category                       (a)                        (b)                          (c)
                                 ---------------------------- ------------------------- ------------------------------

Equity compensation plans                23,024 (1)                  $14.99 (1)                    --- (1)
approved by security holders
                                         34,573 (2)                   12.53 (2)                  91,668 (2)
Equity compensation plans not
approved by security holders                 ---                        ---                          ---

Total                                    57,597                      $13.51                      91,668


(1)  1992 Stock Option and Incentive Plan.


(2) 1998 Omnibus Incentive Plan. Column (a) includes 11,250 shares subject to restricted grants under this Plan. Column (b) includes only the weighted-average price of stock options, as the restricted shares awarded under this plan have no exercise price.

Item 6. Management's Discussion and Analysis or Plan of Operation

     Pages 4 through 12 of the attached 2002 Annual Report to Stockholders are herein incorporated by reference.

Item 7. Financial Statements

     The following information appearing in the Company's Annual Report to Stockholders for the year ended June 30, 2002, is incorporated by reference in this Annual Report on Form 10-KSB as Exhibit 13.

                                                                      Pages in
                                                                      Annual
Annual Report Section                                                 Report
Report of Independent Auditors......................................  13

Consolidated Balance Sheets as of June 30, 2002 and 2001............  14

Consolidated Statements of Income
Years Ended June 30, 2002, 2001 and 2000............................  15

Consolidated Statement of Changes in Shareholders' Equity
Years Ended June 30, 2002, 2001 and 2000............................  16

Consolidated Statements of Cash Flows
Years Ended June 30, 2002, 2001 and 2000............................  17

Notes to Consolidated Financial Statements..........................  18 to 33

     With the exception of the information listed in Items 5-7 above, the Company's Annual Report to Stockholders for the year ended June 30, 2002, is not deemed filed as part of this Annual Report on Form 10-KSB.

Item 8 Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     Information concerning Directors and executive officers of the Company is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on October 22, 2002.

     Information concerning Section 16(a) Beneficial Ownership Reporting Compliance is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on October 22, 2002.

Item 10. Executive Compensation

     Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on October 22, 2002.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on October 22, 2002.

Item 12. Certain Relationships and Related Transactions

     Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on October 22, 2002.

Item 13. Exhibits and Reports on Form 8-K

     (a)  Exhibits

     See  Index to Exhibits.

     (b)  Reports on Form 8-K

     No   reports on Form 8-K were filed during the quarter ended June 30, 2002.

Item 14. Controls and Procedures.

     We currently have in place systems relating to internal controls and procedures with respect to our financial information. Our management periodically reviews and evaluates these internal control systems with our internal auditors and our independent accountants. We have completed such a review and evaluation in connection with the preparation of this Form 10-KSB. We have determined that there have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to our most recent evaluation.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FFW CORPORATION



Date: September 26, 2002               By: /s/ Roger K. Cromer
                                           ---------------------------
                                           ROGER K. CROMER
                                           (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Roger K. Cromer                             /s/ Wayne W. Rees
--------------------------------                --------------------------------
ROGER K. CROMER                                 WAYNE W. REES
President and Chief Executive Officer           Chairman of the Board
(Principal Executive and Operating Officer)

Date: September 26, 2002                        Date:    September 26, 2002


/s/ Timothy A. Sheppard                         /s/ Joseph W. McSpadden
--------------------------------                --------------------------------
TIMOTHY A. SHEPPARD                             JOSEPH W. McSPADDEN
Treasurer                                       Director
(Principal Accounting Officer)

Date: September 26, 2002                        Date:    September 26, 2002


/s/ J. Stanley Myers                            /s/ Ronald D. Reynolds
--------------------------------                --------------------------------
J. STANLEY MYERS                                RONALD D. REYNOLDS
Director                                        Director

Date: September 26, 2002                        Date:    September 26, 2002



/s/ Thomas L. Frank                             /s/ John N. Philippsen
--------------------------------                --------------------------------
THOMAS L. FRANK                                 JOHN N. PHILIPPSEN
Director                                        Director

Date: September 26, 2002                        Date:    September 26, 2002

                                  CERTIFICATION

     I, Roger K. Cromer, certify that:

1.   I have reviewed this annual report on Form 10-KSB of FFW Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

     Date: September 26, 2002

                                           /s/ Roger K. Cromer
                                           -------------------------------------
                                           President and Chief Executive Officer

                                  CERTIFICATION

         I,  Timothy A. Sheppard, certify that:

1.   I have reviewed this annual report on Form 10-KSB of FFW Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

     Dated: September 26, 2002



                                           /s/ Timothy A. Sheppard
                                           -------------------------------------
                                           Treasurer

                                  CERTIFICATION

     By signing below, each of the undersigned officers hereby certifies pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to his or her knowledge, (i) this report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Home Federal Bancorp.

     Signed this 26th day of September, 2002.




/s/ Timothy A. Sheppard                 /s/ Roger K. Cromer
---------------------------------       ---------------------------------
(Signature of Authorized Officer)       (Signature of Authorized Officer)


Timothy A. Sheppard                     Roger K. Cromer
---------------------------------       ---------------------------------
(Typed Name)                            (Typed Name)

Treasurer                               President and Chief Executive Officer
---------------------------------       ---------------------------------
(Title)                                 (Title)


                                      Index to Exhibits

                                                                                      Reference to
Regulation S-B                                                                          Exhibit
   Exhibit                                                                               Number
    Number                                Document                                  Attached Hereto

     3(i) Certificate of Incorporation is incorporated by referenced to Exhibit 3.1 to the Issuer's Form S-1 Registration
                Statement filed on December 21, 1992 (File No. 33-56110)
                (the "Registration Statement")

    3(ii)       By-Laws

      4 Instruments defining the rights of security holders, including debentures are incorporated by reference to
                Exhibit 4 to the Registration Statement

      10        Executive Compensation Plans and Arrangements

                (a) Employment Contract between Roger K. Cromer and the Bank is incorporated by reference to Exhibit 10(b) of the Issuer's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999

                (b) 1992 Stock Option and Incentive Plan is incorporated by reference to Exhibit 10.1 to the Registration Statement

                (c) Management Recognition and Retention Plan is incorporated by reference to Exhibit 10(c) of the Issuer's
                Annual Report on Form 10-KSB for the fiscal year ended June
                30, 1994

                (d) 1998 Omnibus Incentive Plan is incorporated by reference to the Issuer's proxy statement for its 1998 Annual
                Shareholder Meeting

                (e) Employment Agreement between Timothy A. Sheppard and the
                Company is incorporated by reference to Exhibit 10(e) to the Issuer's Form 10-KSB for the fiscal year ended June 30, 2001

                (f) Employment Agreement between Noah T. Smith and the
                Company is incorporated by reference to Exhibit 10(f) to the Issuer's Form 10-KSB for the fiscal year ended June 30, 2001

                (g) Employment Agreement between Christine K. Noonan and the
                Company is incorporated by reference to Exhibit 10(g) to the Issuer's Form 10-KSB for the fiscal year ended June 30, 2001

      11 Statement re: computation of per share earnings is incorporated to Note 2 of the Notes to Consolidated
                Financial Statements included in the Annual Report to Security Holders under Exhibit 13

      13        Annual Report to Security Holders                                          13

      21        Subsidiaries of Registration                                               21

      23        Consents of Experts and Counsel                                            23
