Form 10QSB
period 2002-09-30
FFW CORP
filed 2002-11-14
CIK 895401

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002
                                       OR

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


As of November 8, 2002, there were 1,356,775 shares of the Registrant's common stock issued and outstanding.

                                 FFW CORPORATION

                                      INDEX


PART I.  FINANCIAL INFORMATION                                          PAGE NO.

Item 1.    Consolidated Financial Statements

               Consolidated Balance Sheets September 30, 2002               3
               and June 30, 2002

               Consolidated Statements of Income and                        4
               Comprehensive Income for the
               three months ended September 30, 2002 and 2001.

               Consolidated Statements of Cash Flows for the three          5
               months ended September 30, 2002 and 2001.

               Notes to Consolidated Financial Statements                   6


Item 2.    Management's Discussion and Analysis of Financial                8
            Condition and Results of Operations

Item 3.    Controls and Procedures                                         13


PART II. OTHER INFORMATION


            Items 1-6                                                      14

            Signature Page                                                 15

            Certifications                                                 16


                          PART I: FINANCIAL INFORMATION
                                 FFW CORPORATION
                           CONSOLIDATED BALANCE SHEETS

ASSETS:

                                                                                (Unaudited)
                                                                                September 30             June 30
                                                                                    2002                  2002
                                                                                -------------          ------------
   Cash and due from financial institutions..................................... $  5,981,783          $  6,321,697
   Interest-earning deposits in financial institutions - short term.............    1,696,110             2,996,816
                                                                                -------------          ------------
         Cash and cash equivalents                                                  7,677,893             9,318,513
   Securities available for sale                                                   77,978,771            76,344,629
   Loans receivable, net of allowance for loan losses of $2,266,597
        at September 30, 2002 and $2,361,241 at June 30, 2002 ..................  136,296,122           141,857,794
   Federal Home Loan Bank stock, at cost .......................................    3,400,900             3,400,900
   Accrued interest receivable                                                      1,357,408             1,448,182
   Premises and equipment-net...................................................    2,680,832             2,693,163
        Investment in limited partnership.......................................      393,474               409,974
        Cash surrender value of life insurance..................................    4,515,282                     0
   Other assets                                                                     2,012,358             2,355,286
                                                                                -------------          ------------
         Total Assets...........................................................$ 236,313,040          $237,828,441
                                                                                =============          ============

LIABILITIES AND SHAREHOLDERS' EQUITY:

Liabilities:
   Non-interest-bearing demand deposits.........................................$   9,952,812          $  9,981,667
   Savings, NOW and MMDA deposits...............................................   68,245,141            67,611,581
   Other time deposits..........................................................   83,054,271            81,067,474
                                                                                -------------          ------------
         Total Deposits.........................................................  161,252,224           158,660,722
   Federal Home Loan Bank advances..............................................   48,862,554            54,362,554
   Accrued interest payable.....................................................      696,698               153,571
   Accrued expenses and other liabilities.......................................    2,162,566             2,242,805
                                                                                -------------          ------------
         Total Liabilities......................................................  212,974,042           215,419,652

Shareholders' Equity:

   Preferred stock, $.01 par value, 500,000 shares authorized none issued ......           --                    --
   Common stock, $.01 par value, 2,000,000 shares authorized, 1,829,828 shares issued and 1,356,775 shares outstanding at September 30, 2002; 1,829,828
      shares issued and 1,367,375 shares outstanding at June 30, 2002 ..........       18,298                18,298
   Additional paid-in capital...................................................    9,345,123             9,345,123

   Retained earnings - substantially restricted.................................   18,082,303            17,711,055
   Accumulated other comprehensive income.......................................      855,549               138,695
   Unearned management retention plan shares....................................      (71,574)              (80,961)
   Treasury stock at cost, 473,053 shares on September 30, 2002 and
      462,453 shares on June 30, 2002 ..........................................   (4,890,701)           (4,723,421)
                                                                                -------------          ------------
         Total Shareholders' Equity.............................................   23,338,998            22,408,789

         Total Liabilities and Shareholders' Equity ............................ $236,313,040          $237,828,441
                                                                                =============          ============

                          PART I: FINANCIAL INFORMATION
                                 FFW CORPORATION
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)


                                                                    Three Months Ended
                                                                       September 30
                                                                  2002             2001
                                                                  ----             ----
Interest income:

         Loans receivable
                  Mortgage loans..............................$ 1,172,123        $ 1,485,635
                  Consumer and other loans ...................  1,562,938          1,702,056
         Securities
                  Taxable.....................................    748,365            850,237
                  Nontaxable..................................    229,186            130,480
         Other interest-earning assets........................     23,806             29,633
                                                              -----------        -----------
                  Total interest income ......................  3,736,418          4,198,041

Interest expense:

         Deposits.............................................  1,314,668          1,723,078
         Other................................................    707,632            842,051
                                                              -----------        -----------
                  Total interest expense......................  2,022,300          2,565,129
                                                              -----------        -----------

Net interest income...........................................  1,714,118          1,632,912

         Provision for loan losses............................    225,000            225,000
                                                              -----------        -----------

Net interest income after provision for loan losses...........  1,489,118          1,407,912

Non-interest income:

         Net gain on sale of securities.......................      1,222              5,000
         Net gain on sale of loans............................    133,886             49,024
         Other                                                    349,206            342,652
                                                              -----------        -----------
                  Total noninterest income....................    484,314            396,676

Noninterest expense :

         Compensation and benefits ...........................    579,905            526,290
         Occupancy and equipment  ............................    100,272             92,803
                Data processing expense.......................    119,361            116,867
         Other                                                    397,971            346,155
                                                              -----------        -----------
                  Total noninterest expense ..................  1,197,509          1,082,115
                                                              -----------        -----------

Income before income taxes ...................................    775,923            722,473

         Income tax expense...................................    200,183            196,363
                                                              -----------        -----------

Net income....................................................$   575,740        $   526,110
                                                              ===========        ===========

Comprehensive income..........................................$ 1,292,594        $   732,499
                                                              ===========        ===========
Earnings per common share :

         Basic                                                $       .42        $       .37
         Diluted                                              $       .42        $       .37

                          PART I: FINANCIAL INFORMATION
                                 FFW CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                              Three Months Ended
                                                                                 September 30
                                                                           2002               2001
                                                                           ----               ----
Cash flows from operating activities :
   Net income ....................................................   $    575,740    $    526,110
   Adjustments to reconcile net income to net cash
       from operating activities :
      Depreciation and amortization, net of accretion ............         67,498          24,327
      Provision for loan losses ..................................        225,000         225,000
      Increase in cash surrender value of life insurance .........        (15,282)              0
      Net (gains) losses on sale of :
         Securities available for sale ...........................         (1,222)         (5,000)
            Loans held for sale ..................................       (133,886)        (49,024)
         Foreclosed estate owned and repossessed assets ..........          9,387           7,980
      Origination of loans held for sale .........................     (8,741,414)     (5,110,050)
      Proceeds from sale of loans held for sale ..................      8,834,183       5,159,074
      Net change in accrued interest receivable and other
            assets ...............................................        205,634        (285,878)
      Amortization of goodwill and core deposit intangibles ......         18,286          41,760
      Net change in accrued interest payable, accrued
           expenses and other liabilities ........................        462,888       1,230,708
                                                                     ------------    ------------
               Total adjustments .................................        931,072       1,238,897
                                                                     ------------    ------------
           Net cash from operating activities ....................      1,506,812       1,765,007

Cash flows from investing activities :
   Proceeds from :
      Sales/calls of securities available for sale ...............      3,252,317       9,386,600
      Maturities of securities available for sale ................        150,000               0
   Purchase of securities available for sale .....................     (7,069,083)    (11,970,180)
   Purchase of life insurance ....................................     (4,500,000)              0
   Principal collected on mortgage- backed securities ............      3,097,579       1,402,844
   Net change in loans receivable ................................      5,050,797         159,929
   Net purchases premises and equipment ..........................        (33,957)       (581,575)
   Proceeds from sales of other real estate and
      repossessed assets .........................................        185,185         104,769
                                                                     ------------    ------------
      Net cash from investing activities .........................        132,838      (1,497,613)

Cash flows from financing activities :
   Net increase in deposits ......................................      2,591,502         666,425
   Proceeds from borrowings ......................................              0      25,490,750
   Payment on borrowings .........................................     (5,500,000)    (21,500,000)
   Purchase of treasury stock ....................................       (167,280)       (280,218)
   Cash dividends paid ...........................................       (204,492)       (185,464)
                                                                     ------------    ------------
      Net cash from financing activities .........................     (3,280,270)      4,191,493

Net increase (decrease) in cash and cash equivalents .............     (1,640,620)      4,458,887
Cash and cash equivalents at beginning of period .................      9,318,513       8,530,159
                                                                     ------------    ------------
Cash and cash equivalents at end of period .......................   $  7,677,893    $ 12,989,046
                                                                     ============    ============

                          PART I: FINANCIAL INFORMATION
                                 FFW CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

     In the opinion of management, the Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) necessary to represent fairly the financial condition of FFW Corporation as of September 30, 2002 and June 30, 2002 and the results of its operations, for the three months ended September 30, 2002 and 2001. Financial Statement reclassifications have been made for the prior period to conform to classifications used as of and for the period ended September 30, 2002.

     Operating results for the three months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 2003.


(2) New Accounting Pronouncements:

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which addresses the accounting for such assets arising from prior and future business combinations. Upon the adoption of this statement, goodwill arising from business combinations will no longer be amortized, but rather will be assessed regularly for impairment, with any such impairment recognized as a reduction to earnings in the period identified. Other identified intangible assets, such as core deposit intangible assets, will continue to be amortized over their estimated useful lives.

     On October 1, 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 is effective October 1, 2002, and may be early applied. SFAS No. 147 supersedes SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions." SFAS No. 147 provides guidance on the accounting for the acquisition of a financial institution, and applies to all such acquisitions except those between two or more mutual enterprises. Under SFAS No. 147, the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a financial institution business combination represents goodwill that should be accounted for under SFAS No. 142, "Goodwill and Other Intangible Assets." If certain criteria are met, the amount of the unidentifiable intangible asset resulting from prior financial institution acquisitions is to be reclassified to goodwill upon adoption of this Statement.

     The adoption by the Company of SFAS No. 142 and SFAS No. 147 effective July 1, 2002 resulted in $975,000 of unamortized goodwill that will cease to be amortized into expense. The following table reflects net income and earnings per share as previously reported and adjusted income and earnings per share for the same period as if the new standard had been adopted in 2001.


                                                          Three months ended
                                                             September 30
(Dollars in thousands except for per share data)       2002                2001
                                                       ----                ----
Net income as reported                                 $  576             $  526
Add discontinued goodwill expense, net of tax               -                 14
                                                       ------             ------
Adjusted net income                                    $  576             $  540
                                                       ======             ======

Basic earnings per share as reported                  $  0.42            $  0.37
Diluted earnings per share as reported                $  0.42            $  0.37
Adjusted basic earnings per share                     $  0.42            $  0.38
Adjusted diluted earnings per share                   $  0.42            $  0.38


Intangible assets at September 30, 2002 subject to amortization are as follows:

                                                           Gross     Accumulated
                                                          Amount    Amortization
                                                          ------    ------------
Core deposit premium resulting from branch acquisition      $ 447      $  392

Amortization expense for the first three months of fiscal 2003 was $18. The remaining amortization expense is $55 and will be expensed in the remaining nine months of fiscal 2003.

Intangible assets not subject to amortization, because they have indefinite lives are as follows:

                                                   Gross       Accumulated
                                                  Amount      Amortization
                                                  -------     ------------
1997 Purchase of South Whitley branch             $ 1,248        $  416
2001 Purchase of investment company                   160            17
                                                  -------        ------
                                                  $ 1,408        $  433
                                                  =======        ======

Impairment testing revealed that no impairment provision was required at September 30, 2002.

                                 PART I: ITEM 2
                                 FFW CORPORATION

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


CRITICAL ACCOUNTING POLICIES

     Certain of the Company's accounting policies are important to the portrayal of the Company's financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances that could effect these judgments include, but without limitation, changes in interest rates, in the performance of the economy or in the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses, ("ALL"), the valuation of mortgage servicing rights, classification and valuation of securities, and stock compensation.

     Allowance for Loan Losses (ALL): The ALL is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the ALL balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the ALL may be made for specific loans, but the entire ALL is available for any loan that, in management's judgment, should be charged-off. Loan losses are charged against the ALL when management believes the uncollectibility of a loan balance is confirmed.

     A loan is impaired when full payment under the loan terms is not expected. Impairment is evaluated in total for small-balance loans of similar nature such as residential mortgage, consumer, and credit card loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the ALL is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral.

     Mortgage Servicing Rights: Servicing rights represent both purchased rights and the allocated value of servicing rights retained on loans sold. Servicing rights are expensed in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on the fair value of the rights, using groupings of the underlying loans as to interest rates and then, secondarily, as to geographic and prepayment characteristics. Any impairment of a grouping is reported as a valuation allowance. As of September 30, 2002, mortgage servicing rights had a carrying value of $506,000.

     Securities: Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported separately in shareholders' equity, net of tax. Securities are classified as trading when held for short-term periods in anticipation of market gains, and are carried at fair value. Securities are written down to fair value when a decline in fair value is not temporary.

     Gains and losses on sales are determined using the amortized cost of the specific security sold. Interest income includes amortization of purchase premiums and discounts.

     Stock Compensation: Expense for employee compensation under stock option plans is based on Accounting Principles Board (APB) Opinion 25, with expense reported only if options are granted below market price at grant date. If applicable, disclosures of net income and earnings per common share are provided as if the fair value method of Statement of Financial Accounting Standards SFAS No. 123 were used for stock-based compensation.


       COMPARISON OF THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001

     Net income for the three-month period ended September 30, 2002 was $576,000 compared to $526,000 for the equivalent period in 2001. This 9.4% increase of $50,000 was the result of an $81,000 increase in net interest income and an
$88,000 increase in non-interest income being partially offset by a $115,000 increase in non-interest expense for the period ended September 30, 2002 compared to September 30, 2001.

     Diluted net income per common share was $0.42 for the three-month period ended September 30, 2002 compared $0.37 for the equivalent period in 2001. Return on average shareholders' equity was 10.04% for the three months ended September 30, 2002, compared to 9.45% in 2001. The return on total average assets was 0.96% for the three months ended September 30, 2002, compared to 0.91% in 2001.

NET INTEREST INCOME

     The net interest income for the three-month period ended September 30, 2002, was $1,714,000 compared to $1,633,000, an increase of 5.0% over the same period in 2001, resulting in a net yield of 3.00% compared to 2.95% in 2001.

     Total average earning assets increased by $6.5 million for the three-month period ended September 30, 2002, over the comparative period in 2001. Total average investment securities increased $13.2 million for the three-month period over one-year ago. Total average loans decreased $9.5 million for the three-month period over one-year ago. The yields on average total interest-earning assets were 6.55% and 7.57% for the three-month periods ended September 30, 2002, and 2001 while the rates on average total interest-bearing liabilities were 3.97% and 5.20%, respectively.

     The following tables set forth consolidated information regarding average balances and rates.

                                                                                          FFW Corp
                                                                                      Three Months Ending
                                                                                        (In Thousands)
                                                                     9/30/2002                                 9/30/2001
                                                       Average                     Average         Average                   Average
Interest-earning assets:                               Balance       Interest        Rate          Balance      Interest       Rate
------------------------                               --------      --------       -----          --------     --------      ------
Loans                                                  $142,120        $2,735       7.63%          $151,646       $3,187       8.34%
Securities                                               78,863           978       4.96%            65,676          981       5.99%
Other interest-earning assets                             6,099            24       1.56%             3,265           30       3.65%
                                                       --------        ------                      --------       ------
     Total interest-earning assets                      227,082         3,737       6.55%           220,587        4,198       7.57%

   Non interest-earning assets
Cash and due from
                                                          4,796                                       4,818
Allowance for loan losses                                (2,390)                                     (1,750)
Other non interest-earning assets                         7,357                                       5,896
                                                       --------                                    --------
     Total assets                                      $236,845                                    $229,551
                                                       ========                                    ========


Interest-bearing liabilities:
-----------------------------
Interest-bearing deposits                              $151,474         1,315       3.44%          $135,737        1,723       5.04%
FHLB advances                                            50,728           708       5.54%            60,072          842       5.56%
                                                       --------        ------                      --------       ------
     Total interest-bearing liabilities                 202,202         2,023       3.97%           195,809        2,565       5.20%
                                                       --------        ------                      --------       ------

Non interest-bearing deposit accounts
                                                          9,640                                       9,535
Other non interest-bearing liabilities                    2,248                                       2,116
                                                       --------                                    --------
     Total liabilities                                  214,090                                     207,460
Shareholders' equity                                     22,755                                      22,091
                                                       --------                                   ---------
     Total liabilities and shareholders equity         $236,845                                    $229,551
                                                       ========                                    ========
Net interest income                                                   $ 1,714                                    $ 1,633
                                                                      =======                                    =======
Net interest margin                                                                 3.00%                                      2.95%
                                                                                    =====                                      =====

PROVISION FOR LOAN LOSSES

     The provision for loan losses was $225,000 for the three-month period ended September 30, 2002 and also $225,000 for the same period in 2001. Changes in the provision for loan losses are attributed to management's analysis of the adequacy of the allowance for loan losses (ALL) to address recognizable and currently estimated losses. Net charge-offs of $320,000 have been recorded for the three-month period ended September 30, 2002, compared to $421,000 of net charge-offs for the same period in 2001. For the period ended September 30, 2002, gross charge-offs were $416,000. The ALL was $2,267,000 or 1.66% of net loans as of September 30, 2002, compared to $2,361,000 or 1.66% of net loans at June 30, 2002. Non-performing loans, which includes non-accruing loans and accruing loans delinquent more than 90 days, were $1,981,000 at September 30, 2002 compared to $1,943,000 at June 30, 2002.

     The Company establishes an ALL based on an evaluation of risk factors in the loan portfolio and changes in the nature and volume of its loan activity. This evaluation includes, among other factors, the level of the Company's classified and non-performing assets and their estimated value, the national outlook which may tend to inhibit economic activity and depress real estate and other values in the Company's primary market area, regulatory issues and historical loan loss experience. Accordingly, the calculation of the adequacy of loan losses is not based directly on the level of non-performing loans. Although management believes it uses the best information available to determine the ALL, unforeseen market conditions or other unforeseen events could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the determination. In addition, a determination by the Company's main operating subsidiary, First Federal, as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS which may order the establishment of additional general or specific reserve allowances. It is management's opinion that the ALL is adequate to absorb existing losses in the loan portfolio as of September 30, 2002.


NONINTEREST INCOME

     Noninterest income for the three-month periods ended September 30, 2002 and 2001 was $484,000 and $397,000, respectively. This $87,000 increase from the prior period is composed primarily of increased gain on sale of loans, $85,000 higher, compared to the period ending September 30, 2001. Included in the gain on sale of loans is $41,000 of income recorded for mortgage servicing right assets. In other noninterest income, commission income fell by $53,000 due to lower annuity and life insurance sales while other income, fees and charges grew $60,000 over the comparable quarter.


NONINTEREST EXPENSE

     Noninterest expense for the three-month period ended September 30, 2002 increased $116,000, or 10.7%, compared to the total of $1,082,000 for the same period in 2001. For the three-month period ended September 30, 2002, compensation and employee benefits increased 10.2%, occupancy and equipment expense increased 8.1%, data processing expense increased 2.1% and other noninterest expense increased 15.0% over the same period in 2001. After adjusting for a nonrecurring $20,000 expense on real estate owned, other noninterest expense increased 9.2% over the same period in 2001.


INCOME TAXES

     The provision for income taxes for the three-month period ended September 30, 2002, was $200,000 compared to $196,000 for the comparable period in 2001. The provision for income taxes for the three months ended September 30, 2002, is at a rate which management believes approximates the effective rate for the year ending June 30, 2003.

REGULATORY CAPITAL REQUIREMENTS

     The Bank is required to maintain specific amounts of regulatory capital pursuant to regulations of the OTS. At September 30, 2002, the Bank exceeded all regulatory capital standards as is shown in the following table.

                                                                                                     Minimum
                                                                                                    To Be Well
                                                                        Minimum                  Capitalized Under
                                                                      For Capital                Prompt Corrective
                                            Actual                 Adequacy Purposes             Action Provisions
                                    ---------------------         -------------------            -----------------
                                     Amount         Ratio         Amount        Ratio             Amount   Ratio
                                    -------        ------         -------       -----            -------   ------
As of September 30, 2002
Total Risk-based Capital            $20,660        14.32%         $11,544       8.00%            $14,429   10.00%

Tier I (Core) Capital                18,851        13.06%           5,772       4.00%              8,658    6.00%
       (to risk weighted assets)
Tier I (Core) Capital                18,851         8.14%           9,260       4.00%             11,574    5.00%
       (to adjusted total assets)


NEW ACCOUNTING PRONOUNCEMENTS

     Effective July 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," and SFAS No. 147, "Acquisitions of Certain Financial Institutions." The adoption by the Company of SFAS No. 142 and SFAS No. 147 effective July 1, 2002 resulted in $975,000 of unamortized goodwill that will cease to be amortized into expense. For details on the effects of these adoptions, please see Footnote (2) above in Part I: Financial Information, Notes to Consolidated Financial Statements.

                                 PART I: ITEM 3
                                 FFW CORPORATION

                             CONTROLS AND PROCEDURES


     Within the 90-day period prior to the filing date of this report, an evaluation was carried out under the supervision and with the participation of FFW Corporation's management, including our Chief Executive Officer and Chief Financial Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Accounting Officer have concluded that the Company's disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by FFW Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     Subsequent to the date of their evaluation, our Chief Executive Officer and Chief Financial Accounting Officer have concluded that there were no significant changes in FFW Corporation's internal controls or in other factors that could significantly affect its internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           Part II - Other Information

     As of September 30, 2002, management is not aware of any current recommendations by regulatory authorities which, if they were to be implemented, would have or are reasonably likely to have a material adverse effect on the Company's liquidity, capital resources or operations.

Item 1  -  Legal Proceedings

           Not Applicable.

Item 2  -  Changes in Securities

           Not Applicable.

Item 3  -  Defaults upon Senior Securities

           Not Applicable.

Item 4  -  Submission of Matters to a vote of Security Holders
           ---------------------------------------------------

     The Annual Meeting of Shareholders (the "Meeting") of FFW Corporation was held on October 22, 2002. The matters approved by shareholders at the Meeting and the number of votes cast for, against or withheld (as well as the number of abstentions and broker non-votes) as to each matter are set below:

                  PROPOSAL                                            NUMBER OF VOTES
                  --------                                      --------------------------
                                                                   FOR            WITHHELD
                                                                ---------         --------
Election of the following Directors for a three-year term
  Thomas L. Frank...........................................    1,086,121         128,610
  J. Stanley Myers..........................................    1,086,121         128,610
  John N. Philippsen........................................    1,086,121         128,610

                                                                   FOR            AGAINST            ABSTAIN
                                                                ---------         -------            -------
Ratification of Crowe, Chizek and Company LLP as
auditors for the fiscal year ending June 30, 2003...........    1,197,766          14,165             2,800


Item 5  -  Other Information

           Not Applicable

Item 6  -  Exhibits and Reports on Form 8-K

           Not Applicable

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          FFW CORPORATION
                                          Registrant




Date: November 13, 2002                   /S/ Roger  K.  Cromer
      -----------------------------       --------------------------------------
                                          Roger K. Cromer
                                          President and Chief Executive Officer




Date: November 13, 2002                   /S/ Timothy A.  Sheppard
      -----------------------------       --------------------------------------
                                          Timothy A. Sheppard
                                          Treasurer and Chief Accounting Officer

                                  CERTIFICATION

     By signing below, each of the undersigned hereby certifies pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to his knowledge, (i) this Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2002 ("Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and (ii) the information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of FFW Corporation.

     Signed this 13th day of November, 2002.





                                   FFW CORPORATION
                                   Registrant




                                   By: {s} Roger K. Cromer
                                       -----------------------------------------
                                       Roger K. Cromer
                                       President and Chief Executive Officer


                                   By: {s} Timothy A. Sheppard
                                       -----------------------------------------
                                       Timothy A. Sheppard
                                       Treasurer and Chief Accounting Officer

                                 CERTIFICATION

I, Roger K. Cromer, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of FFW Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: November 13, 2002                  {S} Roger K. Cromer
                                          --------------------------------------
                                          President/Chief Executive Officer

                                 CERTIFICATION

I, Timothy A. Sheppard, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of FFW Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: November 13, 2002                  {S} Timothy A. Sheppard
                                          --------------------------------------
                                          Treasurer/Chief Financial Accounting
                                          Officer