Form 10QSB
period 2002-12-31
FFW CORP
filed 2003-02-11
CIK 895401

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
 -----  EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2002
                                       OR

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

                                 Yes _X_ No ___

           Transitional Small Business Disclosure Format (check one):

                                 Yes ___ No _X_

State the number of Shares outstanding of each of the issuer's classes of common equity, as of the latest date:

As of February 6, 2003, there were 1,346,775 shares of the Registrant's common stock issued and outstanding.

                                 FFW CORPORATION

                                      INDEX


PART I.  FINANCIAL INFORMATION                                          PAGE NO.

Item 1.  Consolidated Financial Statements

           Consolidated Balance Sheets for December 31, 2002                  3
           and June 30, 2002

           Consolidated Statements of Income and                              4
           Comprehensive Income for the three and
           six months ended December 31, 2002 and 2001.

           Consolidated Statements of Cash Flows for the                      5
           six months ended December 31, 2002 and 2001.

           Notes to Consolidated Financial Statements                         6

Item 2.  Management's Discussion and Analysis of Financial                    8
          Condition and Results of Operations

Item 3.  Controls and Procedures                                             14

PART II. OTHER INFORMATION

         Items 1-6                                                           15

         Signature Page                                                      16

         Certifications                                                      17

                          PART I: FINANCIAL INFORMATION
                                 FFW CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                                         (Unaudited)       (Audited)
ASSETS :                                                                                 December 31        June 30
                                                                                             2002            2002
                                                                                            ------          ------
   Cash and due from financial institutions .........................................   $   5,702,698    $   6,321,697
   Interest-earning deposits in financial institutions - short term .................       2,354,353        2,996,816
                                                                                        -------------    -------------
      Cash and cash equivalents .....................................................       8,057,051        9,318,513
   Securities available for sale ....................................................      79,877,910       76,344,629
   Loans receivable, net of allowance for loan losses of $2,608,712 at December 31,
      2002 and $2,361,241 at June 30, 2002 ..........................................     131,034,762      141,857,794
   Federal Home Loan Bank stock, at cost ............................................       3,400,900        3,400,900
   Accrued interest receivable ......................................................       1,370,733        1,448,182
   Premises and equipment-net .......................................................       2,675,616        2,693,163
   Investment in limited partnership ................................................         377,374          409,974
   Cash surrender value of life insurance ...........................................       4,584,051              ---
   Goodwill .........................................................................         975,468        1,022,415
   Other assets .....................................................................       1,236,157        1,332,871
                                                                                        -------------    -------------
          Total Assets ..............................................................   $ 233,590,022    $ 237,828,441
                                                                                        =============    =============


LIABILITIES AND SHAREHOLDERS' EQUITY:

Liabilities:
      Non-interest-bearing demand deposits ..........................................   $   9,425,420    $   9,981,667
      Savings, NOW and MMDA deposits ................................................      67,672,209       67,611,581
      Other time deposits ...........................................................      84,268,159       81,067,474
                                                                                        -------------    -------------
          Total Deposits ............................................................     161,365,788      158,660,722

      Federal Home Loan Bank advances ...............................................      45,740,957       54,362,554
      Accrued interest payable ......................................................         127,896          153,571
      Accrued expenses and other liabilities.........................................       2,881,426        2,242,805
                                                                                        -------------    -------------
          Total Liabilities .........................................................     210,116,067      215,419,652

Shareholders' Equity:

      Preferred stock, $.01 par value, 500,000 shares authorized none issued ........             ---              ---
      Common stock, $.01 par value, 2,000,000 shares authorized, 1,829,828 shares issued and 1,346,775 shares outstanding at December 31, 2002; 1,829,828
          shares issued and 1,367,375 shares outstanding at June 30, 2002 ...........          18,298           18,298
      Additional paid-in capital.....................................................       9,345,123        9,345,123
      Retained earnings - substantially restricted ..................................      18,496,937       17,711,055
      Accumulated other comprehensive income ........................................         731,673          138,695
      Unearned management retention plan shares .....................................         (63,375)         (80,961)
      Treasury stock at cost, 483,053 shares on December 31, 2002 and
          462,453 shares on June 30, 2002 ...........................................      (5,054,701)      (4,723,421)
                                                                                        -------------    -------------
          Total Shareholders' Equity ................................................      23,473,955       22,408,789
                                                                                        -------------    -------------
              Total Liabilities and Shareholders' Equity ............................   $ 233,590,022    $ 237,828,441
                                                                                        =============    =============

                          PART I: FINANCIAL INFORMATION
                                 FFW CORPORATION
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                          Three Months Ended            Six Months Ended
                                                                             December 31                   December 31
                                                                        2002          2001            2002           2001
                                                                        ----          ----            ----           ----
Interest income:

   Loans receivable
      Mortgage loans ...........................................   $ 1,172,763    $ 1,481,273    $ 2,344,886   $ 2,966,908
      Consumer and other loans .................................     1,471,774      1,633,441      3,034,712     3,335,497
   Securities
      Taxable ..................................................       682,773        810,502      1,431,138     1,660,739
      Nontaxable ...............................................       244,683        148,073        473,869       278,553
   Other interest-earning assets ...............................        15,936         15,020         39,742        44,653
                                                                   -----------    -----------    -----------   -----------
      Total interest income ....................................     3,587,929      4,088,309      7,324,347     8,286,350


Interest expense:
   Deposits ....................................................     1,218,927      1,571,327      2,533,595     3,294,405
   Other .......................................................       676,130        793,512      1,383,762     1,635,563
                                                                   -----------    -----------    -----------   -----------
      Total interest expense ...................................     1,895,057      2,364,839      3,917,357     4,929,968
                                                                   -----------    -----------    -----------   -----------

Net interest income ............................................     1,692,872      1,723,470      3,406,990     3,356,382
   Provision for loan losses ...................................       405,000        450,000        630,000       675,000
                                                                   -----------    -----------    -----------   -----------

Net interest income after provision for loan losses ............     1,287,872      1,273,470      2,776,990     2,681,382

Non-interest income:

   Net gain (loss) on sale of securities .......................          (641)           ---            581         5,000
   Net gain on sale of loans ...................................       207,920        101,671        341,806       150,695
   Other .......................................................       439,335        339,206        788,541       681,858
                                                                   -----------    -----------    -----------   -----------
      Total non-interest income ................................       646,614        440,877      1,130,928       837,553

Non-interest expense :

   Compensation and benefits ...................................       580,504        527,847      1,160,409     1,054,137
   Occupancy and equipment .....................................       101,501         98,060        201,773       190,863
   Data processing expense .....................................       121,864        113,874        241,225       230,741
   Other .......................................................       363,417        364,334        761,388       710,489
                                                                   -----------    -----------    -----------   -----------
      Total non-interest expense ...............................     1,167,286      1,104,115      2,364,795     2,186,230
                                                                   -----------    -----------    -----------   -----------

Income before income taxes .....................................       767,200        610,232      1,543,123     1,332,705

   Income tax expense ..........................................       150,550        170,354        350,733       366,717
                                                                   -----------    -----------    -----------   -----------

Net income .....................................................   $   616,650    $   439,878    $ 1,192,390   $   965,988
                                                                   ===========    ===========    ===========   ===========

   Change in unrealized appreciation (depreciation) on
   securities available for sale, net of tax ...................       451,864       (179,136)       592,978        27,253
                                                                   -----------    -----------    -----------   -----------
Comprehensive income ...........................................   $ 1,068,514    $   260,742    $ 1,785,368   $   993,241
                                                                   ===========    ===========    ===========   ===========

Earnings per common share :
   Basic .......................................................   $       .46    $       .32    $       .88   $       .69
   Diluted .....................................................   $       .45    $       .32    $       .87   $       .69

                          PART I: FINANCIAL INFORMATION
                                 FFW CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                  Six Months Ended
                                                                                     December 31
                                                                                2002             2001
                                                                                ----             ----
Cash flows from operating activities :
   Net income ..........................................................   $  1,192,390    $    965,988
   Adjustments to reconcile net income to net cash
      from operating activities :
      Depreciation and amortization, net of accretion ..................        199,179          60,216
      Provision for loan losses ........................................        630,000         675,000
      Increase in cash surrender value of life insurance ...............        (84,051)            ---
      Net (gains) losses on sale of :
         Securities available for sale .................................           (581)         (5,000)
            Loans held for sale ........................................       (341,806)       (150,695)
         Foreclosed estate owned and repossessed assets ................          8,481          13,700
      Origination of loans held for sale ...............................    (26,939,734)    (16,398,475)
      Proceeds from sale of loans held for sale ........................     27,208,214      16,549,170
      Net change in accrued interest receivable and other
         assets ........................................................        126,523         147,377
      Amortization of goodwill .........................................            ---          41,601
      Net change in accrued interest payable, accrued
         expenses and other liabilities ................................        630,532        (341,636)
                                                                           ------------    ------------
            Total adjustments ..........................................      1,436,757         591,258
                                                                           ------------    ------------
         Net cash from operating activities ............................      2,629,147       1,557,246

Cash flows from investing activities :
   Proceeds from :
      Sales/calls of securities available for sale .....................      5,302,317       9,386,600
      Maturities of securities available for sale ......................        150,000             ---
   Purchase of securities available for sale ...........................    (18,378,436)    (16,002,501)
   Purchase of life insurance ..........................................     (4,500,000)            ---
   Principal collected on mortgage- backed securities ..................     10,167,506       2,188,418
   Net change in loans receivable ......................................      9,884,857       4,279,303
   Net purchases premises and equipment ................................        (77,169)       (742,767)
   Proceeds from sales of other real estate and
      repossessed assets ...............................................        214,635         261,623
                                                                           ------------    ------------
        Net cash from investing activities .............................      2,763,710        (629,324)

Cash flows from financing activities :
   Net increase in deposits ............................................      2,705,066       4,765,486
   Proceeds from borrowings ............................................      3,000,000      26,790,750
   Payment on borrowings ...............................................    (11,621,597)    (33,290,750)
   Purchase of treasury stock ..........................................       (331,280)       (449,280)
   Proceeds from stock option exercising ...............................            ---          11,120
   Cash dividends paid .................................................       (406,508)       (375,851)
                                                                           ------------    ------------
         Net cash from financing activities ............................     (6,654,319)     (2,548,525)

Net increase (decrease) in cash and cash equivalents ...................     (1,261,462)     (1,620,603)
Cash and cash equivalents at beginning of period .......................      9,318,513       8,530,159
                                                                           ------------    ------------
Cash and cash equivalents at end of period .............................   $  8,057,051    $  6,909,556
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

     In the opinion of management, the Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) necessary to represent fairly the financial condition of FFW Corporation as of December 31, 2002 and June 30, 2002 and the results of its operations, for the three and six-months ended December 31, 2002 and 2001. Financial Statement reclassifications have been made for the prior period to conform to classifications used as of and for the period ended December 31, 2002.

     Operating results for the three and six-months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 2003.


(2) New Accounting Pronouncements:

     Effective July 1, 2002, the Company adopted new accounting standards for goodwill and intangible assets, and as a result, reclassified $975,000 of unidentifiable intangible assets arising from previous acquisitions into goodwill. Starting on July 1, 2002, goodwill is no longer amortized into expense but rather reviewed for impairment. The following table reflects net income and earnings per share as previously reported and adjusted income and earnings per share for the same period as if the new standard had been adopted in 2001.


                                                                Three months ended              Six months ended
                                                                    December 31                    December 31
(Dollars in thousands except for per share data)                2002          2001               2002       2001
                                                                ----          ----               ----       ----
Net income as reported                                        $   617       $   440            $ 1,192    $   966
Add discontinued goodwill expense, net of tax                     ---            14                ---         28
                                                              -------       -------            -------    -------
Adjusted net income                                           $   617       $   454            $ 1,192    $   994
                                                              =======       =======            =======    =======

Basic earnings per share as reported                          $  0.46       $  0.32            $  0.88    $  0.69
Diluted earnings per share as reported                        $  0.45       $  0.32            $  0.87    $  0.69
Adjusted basic earnings per share                             $  0.46       $  0.33            $  0.88    $  0.71
Adjusted diluted earnings per share                           $  0.45       $  0.33            $  0.87    $  0.71

Intangible assets at December 31, 2002 subject to amortization are as follows:

                                                          Gross      Accumulated
(Dollars in thousands)                                   Amount     Amortization
                                                         ------     ------------
Core deposit premium resulting from branch acquisition     $ 447       $  410


     Amortization expense for the first six months of fiscal 2003 was $36,000. The remaining amortization expense is $37,000 and will be expensed in the remaining six months of fiscal 2003.

     Unidentifiable intangible assets have been reclassified to goodwill and include the following:

                                                    Gross        Accumulated
(Dollars in thousands)                             Amount       Amortization
                                                   ------       ------------
1997 Purchase of South Whitley branch              $ 1,248        $   416
2001 Purchase of investment company                    160             17
                                                   -------        -------
                                                   $ 1,408        $   433
                                                   =======        =======

     Impairment testing has revealed that no impairment provision is required.

(3) Earnings Per Share:

     Basic earnings per share are calculated solely on weighted-average common shares outstanding. Diluted earnings per share will reflect the potential dilution of stock options and other common stock equivalents. For the three and six-month periods ending December 31, 2002, the weighted average shares outstanding in calculating basic earnings per share were 1,351,665 and 1,358,086 while the weighted average number of shares for diluted earnings per share were 1,367,487 and 1,373,901. For the three and six-month periods ending December 31, 2001, the weighted average shares outstanding in calculating basic earnings per share were 1,384,398 and 1,395,091 while the weighted average number of shares for diluted earnings per share were 1,393,053 and 1,403,744.

                                 PART I: ITEM 2
                                 FFW CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The accompanying Consolidated Financial Statements include the accounts of FFW Corporation (the "Company") and its wholly owned subsidiaries, First Federal Savings Bank of Wabash (the "Bank") and FirstFed Financial, Inc ("FirstFed Financial"). All significant inter-company transactions and balances are eliminated in consolidation. The Company's results of operations are primarily dependent on the Bank's net interest margin, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The Bank's net income is also affected by the level of its non-interest income and non-interest expenses, such as employee compensation and benefits, occupancy expenses, and other expenses.


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


CRITICAL ACCOUNTING POLICIES

     Certain of the Company's accounting policies are important to the portrayal of the Company's financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances that could effect these judgments include, but without limitation, changes in interest rates, in the performance of the economy or in the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses, ("ALL") and the valuation of mortgage servicing rights.

Allowance for Loan Losses: The ALL is a valuation allowance for probable ----------------------------- incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the ALL balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the ALL may be made for specific loans, but the entire ALL is available for any loan that, in management's judgment, should be charged-off. Loan losses are charged against the ALL when management believes the uncollectibility of a loan balance is confirmed.

A loan is impaired when full payment under the loan terms is not expected. Impairment is evaluated in total for small-balance loans of similar nature such as residential mortgage and consumer loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the ALL is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral.

Mortgage Servicing Rights: Servicing rights represent both purchased rights and -------------------------- the allocated value of servicing rights retained on loans sold. Servicing rights are expensed in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on the fair value of the rights, using groupings of the underlying loans as to interest rates and then, secondarily, as to geographic and prepayment characteristics. Any impairment of a grouping is reported as a valuation allowance. As of December 31, 2002, mortgage servicing rights had a carrying value of $539,000.

   COMPARISON OF THREE AND SIX-MONTH PERIODS ENDED DECEMBER 31, 2002 AND 2001

     Net income for the three-month and six-month periods ended December 31, 2002 was $617,000 and $1,192,000 compared to net income of $440,000 and $966,000 for the equivalent periods in 2001. The increases of $177,000 and $226,000 for the three and six-month periods were primarily the result of increased gain on sale of loans, a lower provision for loan losses and other non-interest income combined with a lower effective tax rate due to increased nontaxable income for the periods ended December 31, 2002 compared to December 31, 2001.

     Diluted earnings per common share were $0.45 for the three-month period ended December 31, 2002 compared to diluted earnings per common share of $0.32 for the equivalent period in 2001. For the comparable six-month periods, diluted earnings per common share were $0.87 in 2002 and $0.69 in 2001. Return on average shareholders' equity was 10.52% for the three months and 10.28% for the six-months ended December 31, 2002, compared to 7.78% and 8.61% in 2001. The return on total average assets was 1.04% and 1.00% for the three and six-month periods ended December 31, 2002, compared to 0.76% and 0.84% in 2001.


NET INTEREST INCOME

     The net interest income for the three-month period ended December 31, 2002, was $1,693,000 compared to $1,723,000, a decrease of 1.7% over the same period in 2001, resulting in a net interest margin of 3.05% compared to 3.12% in 2001. The net interest income for the six-month period ended December 31, 2002, was $3,407,000 compared to $3,356,000, an increase of 1.5% over the same period in 2001, resulting in a net interest margin of 3.02% compared to 3.03% in 2001.

     Total average earning assets increased $2,120,000 and $4,661,000, respectively, for the three-month and six-month periods ended December 31, 2002, over the comparative periods in 2001. Total average investment securities increased $15,202,000 and $14,548,000 for the three-month and six-month periods over one-year ago. Total average loans decreased $14,796,000 and $12,161,000 for the three-month and six-month periods over one-year ago. The yields on total average earning assets were 6.45% and 7.43% for the three-month periods ended December 31, 2002, and 2001 and 6.49% and 7.50% for the six-month periods.

     The following tables set forth consolidated information regarding average balances and rates.

                                    FFW Corp
                               Three Months Ending
                             (Dollars in thousands)

                                                                  12/31/02                                  12/31/01
                                                     Average                    Average         Average                    Average
Interest-earning assets:                             Balance      Interest       Rate           Balance       Interest      Rate
------------------------                             -------      --------       -----          -------       --------      ----

Loans                                               $135,402       $2,645        7.75%         $150,198        $3,115      8.23%
Securities                                            81,150          927        4.59%           65,948           958      5.86%
Other interest-earning assets                          5,001           16        1.27%            3,287            15      1.81%
                                                    --------       ------                      --------        ------

   Total interest-earning assets                     221,553        3,588        6.45%          219,433         4,088      7.43%


Non interest-earning assets:
----------------------------

Cash and due from                                      5,676                                      5,372
Allowance for loan losses                             (2,396)                                    (1,640)
Other non interest-earning assets                     11,474                                      5,828
                                                    --------                                   --------
     Total assets                                   $236,307                                   $228,993
                                                    ========                                   ========


Interest-bearing liabilities:
-----------------------------

Interest-bearing deposits                           $151,414        1,219        3.19%         $136,251         1,571      4.57%
FHLB advances                                         48,168          676        5.57%           57,814           794      5.45%
                                                    --------       ------                      --------        ------
     Total interest-bearing liabilities              199,582        1,895        3.77%          194,065         2,365      4.83%
                                                    --------       ------                      --------        ------

Non interest-bearing deposit accounts                 10,338                                      9,649
Other non interest-bearing liabilities                 3,136                                      2,846
                                                    --------                                   --------
     Total liabilities                               213,056                                    206,560

Shareholders' equity                                  23,251                                     22,433
                                                    --------                                  ---------
     Total liabilities and shareholders equity      $236,307                                   $228,993
                                                    ========                                   ========
Net interest income                                                $1,693                                     $ 1,723
                                                                   ======                                     =======
Net interest margin                                                              3.05%                                     3.12%
                                                                                 =====                                     =====


                                    FFW Corp
                                Six Months Ending
                             (Dollars in thousands)

                                                                  12/31/02                                  12/31/01
                                                     Average                    Average         Average                    Average
Interest-earning assets:                             Balance      Interest       Rate           Balance       Interest      Rate
------------------------                             -------      --------       -----          -------       --------      ----
Loans                                               $138,761       $5,380        7.69%         $150,922        $6,302      8.28%
Securities                                            80,360        1,905        4.75%           65,812         1,939      5.92%
Other interest-earning assets                          5,550           40        1.43%            3,276            45      2.72%
                                                    --------       ------                      --------        ------
     Total interest-earning assets                   224,671        7,325        6.49%          220,010         8,286      7.50%

     Non interest-earning assets
Cash and due from                                      5,236                                      5,095
Allowance for loan losses                             (2,393)                                    (1,695)
Other non interest-earning assets                      9,062                                      5,862
                                                    --------                                   --------
     Total assets                                   $236,576                                   $229,272
                                                    ========                                   ========


Interest-bearing liabilities:
-----------------------------
Interest-bearing deposits                           $151,444        2,534        3.32%         $135,994         3,294      4.80%
FHLB advances                                         49,448        1,384        5.55%           58,943         1,636      5.51%
                                                    --------       ------                      --------        ------
     Total interest-bearing liabilities              200,892        3,918        3.87%          194,937         4,930      5.02%
                                                    --------       ------                      --------        ------

Non interest-bearing deposit accounts                  9,989                                      9,592
Other non interest-bearing liabilities                 2,692                                      2,481
                                                    --------                                   --------
     Total liabilities                               213,573                                    207,010

Shareholders' equity                                  23,003                                     22,262
                                                    --------                                   --------
     Total liabilities and shareholders equity      $236,576                                   $229,272
                                                    ========                                   ========

Net interest income                                                $3,407                                      $3,356
                                                                   ======                                      ======
Net interest margin                                                               3.02%                                    3.03%
                                                                                  =====                                    =====

PROVISION FOR LOAN LOSSES

     The provision for loan losses was $405,000 and $630,000 for the three and six-month periods ended December 31, 2002 and $450,000 and $675,000 for the same periods in 2001. Changes in the provision for loan losses are attributed to management's analysis of the adequacy of the allowance for loan losses (ALL) to address recognizable and currently estimated losses. Net charge-offs of $63,000 and $383,000 have been recorded for the three and six-month periods ended December 31, 2002, compared to $126,000 and $547,000 of net charge-offs for the same period in 2001. For the three and six-month periods ended December 31, 2002, gross charge-offs were $198,000 and $614,000. The ALL was $2,609,000 or 1.99% of net loans as of December 31, 2002 compared to $2,267,000 or 1.66% of net loans at September 30, 2002 and $2,361,000 or 1.66% of net loans at June 30, 2002. Non-performing loans, which includes non-accruing loans and accruing loans delinquent more than 90 days, were $2,883,000 at December 31, 2002 compared to $1,981,000 at September 30, 2002 and $1,943,000 at June 30, 2002. The increase in non-performing loans for the quarter ended December 31, 2002 is composed primarily of two commercial loan relationships totaling $887,000. Based on an analysis of the collateral on these loans, management believes that the reserves currently allocated in the ALL on these loans are adequate to absorb the currently estimated potential losses on these loans.

     The Company establishes an ALL based on an evaluation of risk factors in the loan portfolio and changes in the nature and volume of its loan activity. This evaluation includes, among other factors, the level of the Company's classified and non-performing assets and their estimated value, the economic outlook and the resulting impact on real estate and other values in the Company's primary market area, regulatory issues and historical loan loss experience. Although management believes it uses the best information available to determine the ALL, unforeseen market conditions or other unforeseen events could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the determination. In addition, a determination by the Company's main operating subsidiary, First Federal, as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS which may order the establishment of additional general or specific reserve allowances. It is management's opinion that the ALL is adequate to absorb existing losses in the loan portfolio as of December 31, 2002.


NONINTEREST INCOME

     Non-interest income for the three-month and six-month periods ended December 31, 2002 was $647,000 and $1,131,000 compared to $441,000 and $838,000 for the periods in 2001. The six-month increase of $293,000 from the prior period is composed primarily of $191,000 from gain on sale of loans compared to the period ended December 31, 2001. Included in the gain on sale of loans for the six months ended December 31, 2002 is $73,000 of income recorded for mortgage servicing right assets. In other noninterest income, commission income fell by $80,000 due to lower annuity and life insurance sales while other income, fees and charges grew $186,000 over the comparable six-month period. Other income also benefited from an $84,000 increase in the cash surrender value of bank owned life insurance that was not present in the six-month period ended December 31, 2001.


NONINTEREST EXPENSE

     Non-interest expense for the three-month period ended December 31, 2002, was $1,167,000, an increase of $63,000, or 5.7%, compared to the same period in 2001 and was $2,365,000 for the six-month period ended December 31, 2002, an increase of $179,000, or 8.2%. For the six-month period ended December 31, 2002, compensation and employee benefits increased 10.1%, occupancy and equipment expense increased 5.7%, data processing expense increased 4.5% and other noninterest expense increased 7.2% over the same period in 2001. Compensation and employee benefit expense increased due to increased staffing, increased health insurance expense and a higher percentage of employees using the benefit plans.


INCOME TAXES

     The provision for income taxes for the three-month and six-month periods ended December 31, 2002, was $151,000 and $351,000 compared to $170,000 and $367,000 in 2001. The provision for income taxes dropped despite higher income before taxes for the three and six months ended December 31, 2002 due to a lower effective tax rate stemming from increased nontaxable securities income and nontaxable income from the cash surrender value of bank owned life insurance purchased in September 2002. The provision for income taxes for the three months ended December 31, 2002, is at a rate which management believes approximates the effective rate for the year ending June 30, 2003.

REGULATORY CAPITAL REQUIREMENTS

     The Bank is required to maintain specific amounts of regulatory capital pursuant to regulations of the OTS. At December 31, 2002, the Bank exceeded all regulatory capital standards as is shown in the following table.

                                                                                                     Minimum
                                                                                                   To Be Well
                                                                      Minimum                   Capitalized Under
                                                                     For Capital                Prompt Corrective
                                         Actual                   Adequacy Purposes             Action Provisions
                                         ------                   -----------------             -----------------
                                       Amount     Ratio            Amount      Ratio             Amount   Ratio
                                       ------     -----            ------      -----             ------   -----

As of December 31, 2002
Total Risk-Based Capital             $ 20,916     14.58%         $ 11,473      8.00%            $14,341   10.00%

Tier I (Core) Capital                  19,113     13.33%            5,736      4.00%              8,605    6.00%
       (to risk weighted assets)
Tier I (Core) Capital                  19,113      8.35%            9,159      4.00%             11,448    5.00%
       (to adjusted total assets)

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

                           Part II - Other Information

     As of December 31, 2002, management is not aware of any current recommendations by regulatory authorities which, if they were to be implemented, would have or are reasonably likely to have a material adverse effect on the Company's liquidity, capital resources or operations.

Item 1  -  Legal Proceedings
           -----------------
           Not Applicable.


Item 2  -  Changes in Securities
           ---------------------
           Not Applicable.


Item 3  -  Defaults upon Senior Securities
           -------------------------------
           Not Applicable.


Item 4  -  Submission of Matters to a vote of Security Holders
           ---------------------------------------------------
           Not Applicable.


Item 5  -  Other Information
           -----------------
           Not Applicable.


Item 6  -  Exhibits and Reports on Form 8-K
           --------------------------------
           Not Applicable.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         FFW CORPORATION
                                         Registrant



Date:       February 7, 2003             /S/ Roger  K.  Cromer
    -------------------------------      ---------------------------------------
                                         Roger K. Cromer
                                         President and Chief Executive Officer




Date:       February 7, 2003             /S/ Timothy A.  Sheppard
    --------------------------------     ---------------------------------------
                                          Timothy A. Sheppard
                                          Treasurer and Chief Accounting Officer

                                  CERTIFICATION


     By signing below, each of the undersigned hereby certifies pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to his knowledge, (i) this Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 2002 ("Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and (ii) the information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of FFW Corporation.

     Signed this 7th day of February, 2003.






                             /s/ Roger K. Cromer
                             ----------------------------------------------
                                Roger K. Cromer
                                President and Chief Executive Officer


                             /s/ Timothy A. Sheppard
                             ----------------------------------------------
                                Timothy A. Sheppard
                                Treasurer and Chief Accounting Officer

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


Dated: February 7, 2003                      /S/ Roger K. Cromer
                                             -----------------------------------
                                             President/Chief Executive Officer

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


Dated: February 7, 2003             /S/ Timothy A. Sheppard
                                    --------------------------------------------
                                    Treasurer/Chief Financial Accounting Officer