Form 10QSB
period 2003-03-31
FFW CORP
filed 2003-05-13
CIK 895401

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
 -----  EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003
                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
-----   EXCHANGE ACT OF 1934

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

As of May 5, 2003, there were 1,321,800 shares of the Registrant's common stock issued and outstanding.

                                 FFW CORPORATION

                                      INDEX


PART I.  FINANCIAL INFORMATION                                          PAGE NO.

Item 1.    Consolidated Financial Statements

               Consolidated Balance Sheets for March 31, 2003                  3
               and June 30, 2002

               Consolidated Statements of Income and                           4
               Comprehensive Income for the three and
               nine months ended March 31, 2003 and 2002.

               Consolidated Statements of Cash Flows for the                   5
               nine months ended March 31, 2003 and 2002.

               Notes to Consolidated Financial Statements                      6


Item 2.    Management's Discussion and Analysis of Financial                   8
            Condition and Results of Operations

Item 3.    Controls and Procedures                                            14


PART II. OTHER INFORMATION


            Items 1-6                                                         15

            Signature Page                                                    16

            Certifications                                                    17

                                               PART I: FINANCIAL INFORMATION
                                                       FFW CORPORATION
                                                 CONSOLIDATED BALANCE SHEETS

                                                                                      (Unaudited)
                                                                                       March 31          June 30
                                                                                         2003              2002
                                                                                     ------------      ------------
ASSETS :
   Cash and due from financial institutions                                          $  7,855,331      $  6,321,697
   Interest-earning deposits in other financial institutions - short term               1,638,337         2,996,816
                                                                                     ------------      ------------
     Cash and cash equivalents                                                          9,493,668         9,318,513
   Securities available for sale                                                       87,924,883        76,344,629
   Loans receivable, net of allowance for loan losses of $2,606,292 at March 31,
     2003 and $2,361,241 at June 30, 2002                                             124,525,925       141,857,794
   Federal Home Loan Bank stock, at cost                                                3,400,900         3,400,900
   Accrued interest receivable                                                          1,262,711         1,448,182
   Premises and equipment, net                                                          2,685,576         2,693,163
   Investment in limited partnership                                                      365,974           409,974
   Cash surrender value of life insurance                                               4,651,041               ---
   Other assets                                                                         2,337,614         2,355,286
                                                                                     ------------      ------------
     Total Assets                                                                    $236,648,292      $237,828,441
                                                                                     ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY:

Liabilities:
   Noninterest-bearing demand deposits                                               $ 12,300,829      $  9,981,667
   Savings, NOW and MMDA deposits                                                      69,622,528        67,611,581
   Other time deposits                                                                 83,649,175        81,067,474
                                                                                     ------------      ------------
     Total Deposits                                                                   165,572,532       158,660,722
   Federal Home Loan Bank advances                                                     44,740,957        54,362,554
   Accrued interest payable                                                               704,043           153,571
   Accrued expenses and other liabilities                                               2,283,646         2,242,805
                                                                                     ------------      ------------
     Total Liabilities                                                                213,301,178       215,419,652

Shareholders' Equity:

   Preferred stock, $.01 par value, 500,000 shares authorized, none issued                    ---               ---
   Common stock, $.01 par value, 2,000,000 shares authorized, 1,829,828 shares issued and 1,321,800 shares outstanding at March 31, 2003; 1,829,828
    shares issued and 1,367,375 shares outstanding at June 30, 2002                        18,298            18,298
   Additional paid-in capital                                                           9,345,123         9,345,123
   Retained earnings - substantially restricted                                        18,882,584        17,711,055
   Accumulated other comprehensive income                                                 623,992           138,695
   Unearned management retention plan shares                                              (55,770)          (80,961)
   Treasury stock at cost, 508,028 shares on March 31, 2003 and
     462,453 shares on June 30, 2002                                                   (5,467,113)       (4,723,421)
                                                                                     ------------      ------------
     Total Shareholders' Equity                                                        23,347,114        22,408,789
                                                                                     ------------      ------------
       Total Liabilities and Shareholders' Equity                                    $236,648,292      $237,828,441
                                                                                     ============      ============

                                                     PART I: FINANCIAL INFORMATION
                                                            FFW CORPORATION
                                      CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                                              (Unaudited)

                                                         Three Months Ended                 Nine Months Ended
                                                              March 31                           March 31
                                                       2003              2002             2003              2002
                                                    ----------        ----------       ----------        ----------
Interest income:
   Loans receivable
     Mortgage loans                                 $1,062,830        $1,316,337       $3,407,716        $4,283,245
     Consumer and other loans                        1,428,214         1,600,585        4,462,926         4,936,082
   Securities
     Taxable                                           636,436           792,255        2,067,574         2,452,994
     Nontaxable                                        256,663           174,810          730,532           453,363
   Other interest-earning assets                        21,225            13,230           60,967            57,883
                                                    ----------        ----------       ----------        ----------
     Total interest income                           3,405,368         3,897,217       10,729,715        12,183,567

Interest expense:
   Deposits                                          1,139,278         1,531,914        3,672,873         4,826,319
   Other                                               613,968           768,369        1,997,730         2,403,932
                                                    ----------        ----------       ----------        ----------
     Total interest expense                          1,753,246         2,300,283        5,670,603         7,230,251
                                                    ----------        ----------       ----------        ----------

Net interest income                                  1,652,122         1,596,934        5,059,112         4,953,316
   Provision for loan losses                           460,000           305,000        1,090,000           980,000
                                                    ----------        ----------       ----------        ----------

Net interest income after provision for loan losses  1,192,122         1,291,934        3,969,112         3,973,316

Non-interest income:
   Net gain (loss) on sale of securities                25,452            92,229           26,033            97,229
   Net gain on sale of loans                           172,184           193,747          513,990           344,442
   Other                                               489,512           339,439        1,278,053         1,021,297
                                                    ----------        ----------       ----------        ----------
     Total non-interest income                         687,148           625,415        1,818,076         1,462,968

Non-interest expense:
   Compensation and benefits                           572,831           549,410        1,733,240         1,603,547
   Occupancy and equipment                             103,053           102,071          304,826           292,934
   Data processing expense                             138,278           117,771          379,503           348,512
   Other                                               388,907           469,762        1,150,295         1,180,251
                                                    ----------        ----------       ----------        ----------
     Total non-interest expense                      1,203,069         1,239,014        3,567,864         3,425,244
                                                    ----------        ----------       ----------        ----------

Income before income taxes                             676,201           678,335        2,219,324         2,011,040
   Income tax expense                                   91,738           160,581          442,471           527,298
                                                    ----------        ----------       ----------        ----------

Net income                                          $  584,463        $  517,754       $1,776,853        $1,483,742
                                                    ==========        ==========       ==========        ==========
   Change in unrealized appreciation (depreciation)
   on securities available for sale, net of tax       (107,681)         (509,391)         485,297          (482,138)
                                                    ----------        ----------       ----------        ----------

Comprehensive income                                  $476,782            $8,363       $2,262,150        $1,001,604
                                                    ==========        ==========       ==========        ==========

Earnings per common share:
   Basic                                                  $.44              $.38            $1.32             $1.07
   Diluted                                                $.43              $.37            $1.30             $1.06

                                    PART I: FINANCIAL INFORMATION
                                           FFW CORPORATION
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Unaudited)
                                                                       Nine Months Ended
                                                                            March 31
                                                                      2003             2002
                                                                 ------------      ------------
Cash flows from operating activities :
   Net income                                                    $  1,776,853      $  1,483,742
   Adjustments to reconcile net income to net cash
     from operating activities :
     Depreciation and amortization, net of accretion                  358,631           134,380
     Provision for loan losses                                      1,090,000           980,000
     Increase in cash surrender value of life insurance              (151,041)              ---
     Net (gains) losses on sale of :
       Securities available for sale                                  (26,033)          (97,229)
       Loans held for sale                                           (513,990)         (344,442)
       Foreclosed estate owned and repossessed assets                 (46,225)            4,085
     Origination of loans held for sale                           (40,265,201)      (24,692,019)
     Proceeds from sale of loans held for sale                     40,660,326        24,911,461
     Net change in accrued interest receivable and other
       assets                                                         271,309           110,049
     Amortization of goodwill                                             ---            70,420
     Net change in accrued interest payable, accrued
       expenses and other liabilities                                 616,504           254,988
                                                                 ------------      ------------
         Total adjustments                                          1,994,280         1,331,693
                                                                 ------------      ------------
       Net cash from operating activities                           3,771,133         2,815,435

Cash flows from investing activities :
   Proceeds from :
     Sales/calls of securities available for sale                  10,141,285        16,448,829
     Maturities of securities available for sale                      150,000               ---
   Purchase of securities available for sale                      (38,341,117)      (35,272,222)
   Purchase of life insurance                                      (4,500,000)              ---
   Principal collected on mortgage- backed securities              16,977,070         3,118,979
   Net change in loans receivable                                  15,846,194         8,160,929
   Net purchases premises and equipment                              (132,232)         (762,892)
   Proceeds from sales of other real estate and
     repossessed assets                                               321,625           362,951
                                                                 ------------      ------------
       Net cash from investing activities                             462,825        (7,943,426)

Cash flows from financing activities :
   Net increase in deposits                                         6,911,810         8,776,282
   Proceeds from borrowings                                         3,000,000        37,990,750
   Payment on borrowings                                          (12,621,597)      (41,290,750)
   Purchase of treasury stock                                        (743,692)         (627,380)
   Proceeds from stock option exercising                                  ---            78,287
   Cash dividends paid                                               (605,324)         (569,937)
                                                                 ------------      ------------
       Net cash from financing activities                          (4,058,803)        4,357,252

Net increase (decrease) in cash and cash equivalents                  175,155          (770,739)
Cash and cash equivalents at beginning of period                    9,318,513         8,530,159
                                                                 ------------      ------------
Cash and cash equivalents at end of period                       $  9,493,668      $  7,759,420
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

     In the opinion of management, the Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) necessary to represent fairly the financial condition of FFW Corporation as of March 31, 2003 and June 30, 2002 and the results of its operations, for the three and nine-months ended March 31, 2003 and 2002. Financial Statement reclassifications have been made for the prior period to conform to classifications used as of and for the period ended March 31, 2003.

     Operating results for the three and nine-months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 2003.


(2) Earnings Per Share:

     Basic earnings per share are calculated solely on weighted-average common shares outstanding. Diluted earnings per share will reflect the potential dilution of stock options and other common stock equivalents. For the three and nine-month periods ending March 31, 2003, the weighted average shares outstanding in calculating basic earnings per share were 1,335,825 and 1,350,774 while the weighted average number of shares for diluted earnings per share were 1,351,750 and 1,366,625. For the three and nine-month periods ending March 31, 2002, the weighted average shares outstanding in calculating basic earnings per share were 1,375,715 and 1,388,727 while the weighted average number of shares for diluted earnings per share were 1,382,619 and 1,396,805.


(3) Stock Based Compensation:

     Compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.



                                               Three Months Ending          Nine Months Ended
                                                    March 31,                   March 31,
                                                 2003       2002           2003           2002
                                               --------   --------      ----------     ----------

Net income as reported                         $584,463   $517,754      $1,776,853     $1,483,742

Less:  Stock-based compensation
 expense determined under fair value
 based method                                     7,664      9,488          22,992         27,004
                                               --------   --------      ----------     ----------

Pro forma net income                           $576,799   $508,266      $1,753,861     $1,456,738
                                               ========   ========      ==========     ==========

Basic earnings per share as reported           $    .44   $    .38      $     1.32     $     1.07
Pro forma basic earnings per share                  .43        .37            1.30           1.05

Diluted earnings per share as reported              .43        .37            1.30           1.06
Pro forma diluted earnings per share                .43        .37            1.28           1.04

     There were no stock options granted during the nine months ended March 31, 2003. The weighted average fair value of stock options granted during the nine months ended March 31, 2002 was $2.92. The fair value of options granted during the nine months ended March 31, 2002 were estimated using an option pricing model with the following weighted average information as of the grant dates:

                                                         2002
                                                       --------
     Risk free rate of interest                           5.31%
     Expected option life                              8 years
     Expected dividend yield                              4.34%
     Expected volatility                                 23.65%

     In future years, as additional options are granted, the proforma effect on net income and earnings per share may increase. Stock options are used to reward directors and certain executive officers and provide them with an additional equity interest. Options are issued for ten year periods and have varying vesting schedules.

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


CRITICAL ACCOUNTING POLICIES

     Certain of the Company's accounting policies are important to the portrayal of the Company's financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances that could effect these judgments include, but without limitation, changes in interest rates, in the performance of the economy or in the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses, ("ALL"), and the valuation of mortgage servicing rights.

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

Mortgage Servicing Rights: Servicing rights represent both purchased rights and the allocated value of servicing rights retained on loans sold. Servicing rights are expensed in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on the fair value of the rights, using groupings of the underlying loans as to interest rates and then, secondarily, as to geographic and prepayment characteristics. Any impairment of a grouping is reported as a valuation allowance. As of March 31, 2003, mortgage servicing rights had a carrying value of $584,000.

    COMPARISON OF THREE AND NINE-MONTH PERIODS ENDED MARCH 31, 2003 AND 2002

     Net income for the three-month and nine-month periods ended March 31, 2003 was $584,000 and $1,777,000 compared to net income of $518,000 and $1,484,000 for the equivalent periods in 2002. The increases of $66,000 and $293,000 for the three and nine-month periods were primarily the result of increased non-interest income combined with a lower effective tax rate due to increased nontaxable income for the periods ended March 31, 2003 compared to March 31, 2002.

     Diluted earnings per common share were $0.43 for the three-month period ended March 31, 2003 compared to diluted earnings per common share of $0.37 for the equivalent period in 2002. For the comparable nine-month periods, diluted earnings per common share were $1.30 in 2003 and $1.06 in 2002. Return on average shareholders' equity was 10.04% for the three months and 10.20% for the nine-months ended March 31, 2003, compared to 9.47% and 8.89% in 2002. The return on total average assets was 1.00% and 1.00% for the three and nine-month periods ended March 31, 2003, compared to 0.91% and 0.86% in 2002.


NET INTEREST INCOME

     The net interest income for the three-month period ended March 31, 2003, was $1,652,000 compared to $1,597,000, an increase of 3.4% over the same period in 2002, resulting in a net interest margin of 3.06% compared to 2.91% in 2002. The net interest income for the nine-month period ended March 31, 2003, was $5,059,000 compared to $4,953,000, an increase of 2.1% over the same period in 2002, resulting in a net interest margin of 3.03% compared to 3.00% in 2002.

     Total average earning assets decreased $1,810,000 for the three-month period and increased $2,504,000 for the nine-month period ended March 31, 2003, over the comparative periods in 2002. Total average investment securities increased $11,578,000 and $13,558,000 for the three-month and nine-month periods over one-year ago. Total average loans decreased $18,041,000 and $14,121,000 for the three-month and nine-month periods over one-year ago. The yields on total average earning assets were 6.30% and 7.13% for the three-month periods ended March 31, 2003, and 2002 and 6.43% and 7.38% for the nine-month periods.

     The following tables set forth consolidated information regarding average balances and rates.

                                                            FFW Corp
                                                     Three Months Ending
                                                    (Dollars in thousands)

                                                                   3/31/2003                        3/31/2002
                                                       Average                Average    Average                Average
Interest-earning assets:                               Balance     Interest     Rate     Balance     Interest    Rate
------------------------                               --------    --------   -------    --------    --------   ------

Loans                                                  $129,260     $2,491     7.82%     $147,301     $2,917     8.03%
Securities                                               83,711        893     4.40%       72,133        967     5.48%
Other interest-earning assets                             7,521         21     1.13%        2,868         13     1.84%
                                                       --------     ------               --------     ------
     Total interest-earning assets                      220,492      3,405     6.30%      222,302      3,897     7.13%

     Non interest-earning assets:
Cash and due from                                         5,389                             5,245
Allowance for loan losses                                (2,546)                           (1,992)
Other non interest-earning assets                        11,000                             6,231
                                                       --------                          --------
     Total assets                                      $234,335                          $231,786
                                                       ========                          ========

Interest-bearing liabilities:
-----------------------------

Interest-bearing deposits                              $152,935      1,139     3.02%     $140,515      1,532     4.42%
FHLB advances                                            44,906        614     5.55%       57,185        768     5.45%
                                                       --------     ------               --------     ------
     Total interest-bearing liabilities                 197,841      1,753     3.59%      197,700      2,300     4.72%
                                                       --------     ------               --------     ------

Non interest-bearing deposit accounts
                                                         10,442                             9,859
Other non interest-bearing liabilities                    2,419                             2,058
                                                       --------                          --------
     Total liabilities                                  210,702                           209,617
Shareholders' equity                                     23,633                            22,169
                                                       --------                          --------
     Total liabilities and shareholders' equity        $234,335                          $231,786
                                                       ========                          ========
Net interest income                                                 $1,652                            $1,597
                                                                    ======                            ======
Net interest margin                                                            3.06%                             2.91%
                                                                               ====                              ====

                                                            FFW Corp
                                                      Nine Months Ending
                                                    (Dollars in thousands)

                                                                   3/31/2003                        3/31/2002
                                                       Average                Average    Average                Average
Interest-earning assets:                               Balance     Interest     Rate     Balance     Interest    Rate
------------------------                               --------    --------   -------    --------    --------   ------

Loans                                                  $135,594     $7,871     7.73%     $149,715     $9,219     8.20%
Securities                                               81,477      2,798     4.63%       67,919      2,906     5.77%
Other interest-earning assets                             6,207         61     1.31%        3,140         58     2.46%
                                                       --------     ------               --------     ------
     Total interest-earning assets                      223,278     10,730     6.43%      220,774     12,183     7.38%

     Non interest-earning assets:
Cash and due from                                         5,287                             5,145
Allowance for loan losses                                (2,444)                           (1,794)
Other non interest-earning assets                         9,708                             5,985
                                                       --------                          --------
     Total assets                                      $235,829                          $230,110
                                                       ========                          ========

Interest-bearing liabilities:
-----------------------------

Interest-bearing deposits                              $151,941      3,673     3.22%     $137,501      4,826     4.68%
FHLB advances                                            47,934      1,998     5.55%       58,357      2,404     5.49%
                                                       --------     ------               --------     ------
     Total interest-bearing liabilities                 199,875      5,671     3.78%      195,858      7,230     4.92%
                                                       --------     ------               --------     ------

Non interest-bearing deposit accounts                    10,140                             9,681
Other non interest-bearing liabilities                    2,601                             2,340
                                                       --------                          --------
     Total liabilities                                  212,616                           207,879

Shareholders' equity                                     23,213                            22,231
                                                       --------                          --------
     Total liabilities and shareholders' equity        $235,829                          $230,110
                                                       ========                          ========

Net interest income                                                 $5,059                            $4,953
                                                                    ======                            ======
Net interest margin                                                            3.03%                             3.00%
                                                                               ====                              ====

PROVISION FOR LOAN LOSSES

     The provision for loan losses was $460,000 and $1,090,000 for the three and nine-month periods ended March 31, 2003 and $305,000 and $980,000 for the same periods in 2002. Changes in the provision for loan losses are attributed to management's analysis of the adequacy of the allowance for loan losses (ALL) to address recognizable and currently estimated losses. Net charge-offs of $462,000 and $845,000 have been recorded for the three and nine-month periods ended March 31, 2003, compared to $176,000 and $723,000 of net charge-offs for the same period in 2002. For the three and nine-month periods ended March 31, 2003, gross charge-offs were $506,000 and $1,120,000. The ALL was $2,606,000 or 2.09% of net
loans as of March 31, 2003 compared to $2,609,000 or 1.99% of net loans at December 31, 2002 and $2,361,000 or 1.66% of net loans at June 30, 2002.
Non-performing loans, which includes non-accruing loans and accruing loans delinquent more than 90 days, were $2,714,000 at March 31, 2003 compared to $2,883,000 at December 31, 2002 and $1,943,000 at June 30, 2002. Two commercial loan relationships totaling $2,056,000 accounted for over 75% of non-performing loans for the quarter ended March 31, 2003. Based on an analysis of the collateral on these loans, management believes that the reserves currently allocated in the ALL on these loans are adequate to absorb the currently estimated potential losses on these loans.

     The Company establishes an ALL based on an evaluation of risk factors in the loan portfolio and changes in the nature and volume of its loan activity. This evaluation includes, among other factors, the level of the Company's classified and non-performing assets and their estimated value, the economic outlook and the resulting impact on real estate and other values in the Company's primary market area, regulatory issues and historical loan loss experience. Although management believes it uses the best information available to determine the ALL, unforeseen market conditions or other unforeseen events could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the determination. In addition, a determination by the Company's main operating subsidiary, the Bank, as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS which may order the establishment of additional general or specific reserve allowances. It is management's opinion that the ALL is adequate to absorb existing losses in the loan portfolio as of March 31, 2003.


NON-INTEREST INCOME

     Non-interest income for the three-month and nine-month periods ended March 31, 2003 was $687,000 and $1,818,000 compared to $625,000 and $1,463,000 for the same periods in 2002. The nine-month increase of $355,000 from the prior period is composed of $257,000 in other non-interest income and $170,000 from gain on sale of loans compared to the period ended March 31, 2002. In other non-interest income, commission income fell by $92,000 due to lower annuity and life insurance sales while other income, fees and charges grew $349,000 over the comparable nine-month period. Other income benefited from a $151,000 increase in the cash surrender value of bank owned life insurance that was not present in the nine-month period ended March 31, 2002.


NON-INTEREST EXPENSE

     Non-interest expense for the three-month period ended March 31, 2003, was $1,203,000, a decrease of $36,000, or 2.9%, compared to the same period in 2002 and was $3,568,000 for the nine-month period ended March 31, 2003, an increase of $143,000, or 4.2%. For the nine-month period ended March 31, 2003, compensation and employee benefits increased 8.1%, occupancy and equipment expense increased 4.1%, data processing expense increased 8.9% and other non-interest expense decreased 2.5% over the same period in 2002. For the three-month period ended March 31, 2003, compensation and employee benefits increased 4.3%, occupancy and equipment expense increased 1.0%, data processing expense increased 17.4% and other non-interest expense decreased 17.2% over the same period in 2002. Other non-interest expense decreased from the prior year due primarily to a one-time adjustment related to serviced loans incurred in 2002.


INCOME TAXES

     The provisions for income taxes for the three-month and nine-month periods ended March 31, 2003, were $92,000 and $442,000 compared to $161,000 and
$527,000 for the same periods in 2002. The provision for income taxes dropped despite higher income before taxes for the nine months ended March 31, 2003 due to a lower effective tax rate stemming from increased nontaxable securities income and nontaxable income from the cash surrender value of bank owned life insurance purchased in September 2002. The provision for income taxes for the nine months ended March 31, 2003, is at a rate which management believes approximates the effective rate for the year ending June 30, 2003.


REGULATORY CAPITAL REQUIREMENTS

     The Bank is required to maintain specific amounts of regulatory capital pursuant to regulations of the OTS. At March 31, 2003, the Bank exceeded all regulatory capital standards as is shown in the following table.

                                                                                                     Minimum
                                                                                                    To Be Well
                                                                         Minimum                 Capitalized Under
                                                                       For Capital               Prompt Corrective
                                             Actual                 Adequacy Purposes            Action Provisions
                                      --------------------         -------------------           ------------------
                                       Amount       Ratio           Amount      Ratio             Amount     Ratio
                                      -------      -------         -------      ------           --------   -------

As of March 31, 2003
  Total Risk-Based Capital            $21,155       14.90%         $11,358       8.00%            $14,197   10.00%

  Tier I (Core) Capital                19,370       13.64%           5,679       4.00%              8,518    6.00%
    (to risk weighted assets)
  Tier I (Core) Capital                19,370        8.33%           9,298       4.00%             11,623    5.00%
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


                           Part II - Other Information

     As of March 31, 2003, management is not aware of any current recommendations by regulatory authorities which, if they were to be implemented, would have or are reasonably likely to have a material adverse effect on the Company's liquidity, capital resources or operations.

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
           --------------------------------

           (a) Exhibits - Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
           (b)  Reports on Form 8-K
                  1)  April 23, 2003 - Third Fiscal Quarter Earnings Release

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             FFW CORPORATION
                                             Registrant




Date: May 9, 2003                            /S/ Roger  K.  Cromer
    ----------------                         -----------------------------------
                                             Roger K. Cromer
                                             President and Chief
                                             Executive Officer




Date: May 9, 2003                            /S/ Timothy A.  Sheppard
    ----------------                         -----------------------------------
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


Dated: May 9, 2003                    /s/ Roger K. Cromer
                                      ----------------------------------------
                                      President/Chief Executive Officer

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


Dated: May 9, 2003                  /s/ Timothy A. Sheppard
                                    --------------------------------------------
                                    Treasurer/Chief Financial Accounting Officer