Form 10KSB
period 2003-06-30
FFW CORP
filed 2003-09-29
CIK 895401

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to _____________
          -----------------------

                         Commission File Number 0-21170

                                 FFW CORPORATION

                 (Name of small business issuer in its charter)

                Delaware                                35-1875502
     -------------------------------        ---------------------------------
     (State or other jurisdiction of        (IRS Employer Identification No.)
      incorporation or organization)


       1205 N. Cass Street, Wabash, Indiana                 46992-1027
     ---------------------------------------                ----------
     (Address of principal executive offices)               (Zip Code)


Issuer's telephone number, including area code:          (260) 563-3185
                                                         --------------

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.01 per share
           ----------------------------------------------------------
                                (Title of class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X . NO ___.

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State the issuer's revenues for its most recent fiscal year: $16.5 million.

     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price per share of such stock on the NASDAQ Stock Market on September 15, 2003, was approximately $23.5 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

     As of September 15, 2003, there were issued and outstanding 1,292,229 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part II of Form 10-KSB - Portions of the Annual Report to Stockholders for the fiscal year ended June 30, 2003.

     Part III of Form 10-KSB - Proxy Statement for 2003 Annual Meeting of Stockholders.

     Transitional Small Business Disclosure Format (check one) Yes ____ No X

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

     At  June  30,  2003,   the  Company  had  $242.8   million  of  assets  and
shareholders' equity of $23.6 million (or 9.74 % of total assets).

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

     The principal business of the Bank consists of attracting retail deposits from the general public and investing those funds primarily in one- to four-family residential mortgage, consumer (primarily automobile) loans, commercial and multi-family real estate, construction and commercial business loans primarily in the Bank's market area. The Bank also purchases mortgage-backed securities and invests in U.S. Government and agency obligations and other permissible investments. At June 30, 2003, substantially all of the Bank's real estate mortgage loans (excluding mortgage-backed securities) were secured by properties located in Indiana.

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

     The Bank offers a variety of accounts having a wide range of interest rates and terms. The Bank's deposit accounts include passbook accounts, money market savings accounts, NOW, money market checking and regular checking accounts, and certificate accounts with terms of three to sixty months. The Bank solicits deposits in its primary market area. The Bank also has, from time to time, borrowed funds, both in the form of Federal Home Loan Bank ("FHLB") advances and by entering into repurchase agreements. At June 30, 2003, the Bank had FHLB advances totaling $52.0 million.

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

     Nevada Subsidiaries. First Federal Savings Bank of Wabash formed in April 2003 three new Nevada subsidiaries. The Bank owns directly 100% of the shares of Wabash Investments, Inc., a Nevada corporation ("Wabash Investments"). Wabash Investments, in turn, owns 100% of the shares of Wabash Holdings, Inc., a Nevada corporation ("Wabash Holdings"). Wabash Holdings owns 99% of the units and Wabash Investments owns 1% of the units of Wabash Portfolio, LLC, a Nevada limited liability company ("Wabash Portfolio"). Effective May 1, 2003, the Bank transferred the management of approximately $53.2 million in securities to Wabash Portfolio. Wabash Portfolio holds, services, manages, and invests that portfolio of securities and other securities that may be transferred from time to time by the Bank to Wabash Portfolio. Wabash Portfolio's investment policy mirrors that of the Bank. At June 30, 2003, of the $87.4 million in consolidated investments owned by the Bank, $53.6 million was held by Wabash Portfolio.

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

     The Bank also originates consumer (including automobile), commercial and multi-family real estate, commercial business, and residential construction loans in its primary market area. At June 30, 2003, the Bank's net loan portfolio totaled $128.7 million.

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


                                                         Year Ended June 30,                   Year Ended June 30,
                                                            2003 vs. 2002                         2002 vs. 2001
                                                            -------------                         -------------
                                                           Increase                                Increase
                                                          (Decrease)                              (Decrease)
                                                            Due to           Total                  Due to         Total
                                                          ----------        Increase              ---------       Increase
                                                     Volume         Rate   (Decrease)       Volume         Rate  (Decrease)
                                                     ------         ----   ----------       ------         ----  ----------
                                                                              (In Thousands)
Interest-earning assets:
 Loans receivable(1).....................           $(1,157)     $  (693)   $(1,850)        $(495)        $(957)   $(1,452)
 Securities..............................               761         (647)       114           563          (517)        46
 Mortgage-backed securities..............              (168)        (148)      (316)           58           (96)       (38)
 Interest-bearings deposits in other
 financial institutions..................                24          (31)        (7)           27          (105)       (78)
                                                    -------      -------    -------         -----       -------     ------
Total interest-earning assets............           $  (540)     $(1,519)   $(2,059)        $ 153       $(1,675)   $(1,522)
                                                    =======      =======    =======         =====       =======    =======
Interest-bearing liabilities:
 Money market accounts...................           $   (37)     $   (35)   $   (72)        $ (17)      $  (120)   $  (137)
 NOW accounts............................                 5          (32)       (27)            8           (40)       (32)
 Passbook Savings accounts...............               400         (433)       (33)          266          (311)       (45)
 Certificates of deposit.................               (95)      (1,325)    (1,420)          104          (603)      (499)
 FHLB Advances...........................              (542)          (3)      (545)         (287)         (307)      (594)
                                                    -------      -------    -------         -----       -------     ------
Total interest bearing liabilities.......           $  (269)     $(1,828)   $(2,097)        $  74       $(1,381)   $(1,307)
                                                    =======      =======    =======         =====       =======    =======
Net interest income......................                                       $38                                $  (215)
                                                                                ===                                =======
--------------------
(1) Includes the impact of non-accruing loans and loan fees.

     Loan Portfolio Composition. The following table contains information concerning the composition of the Bank's loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees, cost and discounts and allowances for loan losses) as of the dates indicated.

                                                                          June 30,
                                 ---------------------------------------------------------------------------------------------------
                                        2003                    2002              2001               2000                1999
                                        ----                    ----              ----               ----                ----
                                Amount      Percent      Amount    Percent   Amount   Percent   Amount   Percent   Amount    Percent
                                ------      -------      ------    -------   ------   -------   ------   -------   ------    -------
                                                                             (Dollars in Thousands)
Real Estate Loans:
    One- to four-family          $ 64,503     48.76%   $ 65,658    45.34%  $ 68,646    44.49%  $ 69,738   45.38% $ 67,825    44.34%
    Commercial and multi-family    24,593      18.59     21,877    15.11     15,387     9.97      8,138    5.30     9,342     6.11
    Construction.....               1,571       1.19      2,746     1.90      4,163     2.70      2,344    1.53                .59
                                 --------     ------   --------    -----   --------    -----   --------   -----   -------    -----
      Total real estate loans      90,667      68.54     90,281    62.35     88,196    57.16     80,220   52.21    78,066    51.04

Other Loans:
    Consumer Loans:
        Deposit account               209        .16        267      .19        314      .20        349     .23       504      .33
        Automobile...              14,977      11.32     21,966    15.17     27,163    17.61     31,368   20.41    36,334    23.75
        Home equity and            15,138      11.45     17,232    11.90     15,809    10.25     13,119    8.54    10,394     6.80
         improvement.
        Manufactured home             136        .10        164      .11        212      .14        235     .15       249      .16
        Other........               2,806       2.12      2,855     1.97      3,782     2.45      4,070    2.65     3,621     2.37
                                 --------     ------   --------    -----   --------    -----   --------   -----   -------    -----
          Total consumer loans     33,266      25.15     42,484    29.34     47,280    30.65     49,141   31.98    51,102    33.41
                                 --------     ------   --------    -----   --------    -----   --------   -----   -------    -----
    Commercial business loans       8,347       6.31     12,041     8.31     18,811    12.19     24,301   15.81    23,781    15.55
                                 --------     ------   --------    -----   --------    -----   --------   -----   -------    -----

    Total other loans              41,613      31.46     54,525    37.65     66,091    42.84     73,442   47.79    74,883    48.96
                                 --------     ------   --------    -----   --------    -----   --------   -----   -------    -----
    Total loans......             132,280     100.00%   144,806   100.00%   154,287   100.00%   153,662  100.00%  152,949   100.00%
                                              ======              ======              ======             ======             ======
Less:
    Loans in process.                 921                   679                 565               1,335               444
    Deferred fees, cost and            40                   (92)               (246)               (444)             (609)
        discounts....
   Allowance for loan losses        2,592                 2,361               1,773               1,961             1,623
                                    -----                 -----               -----               -----           -------
   Total loans, net..           $ 128,727              $141,858            $152,195            $150,810          $151,491
                                =========              ========            ========            ========          ========


     The following table shows the composition of the Bank's loan portfolio by fixed and adjustable-rate at the dates indicated.

                                                                                  June 30,
                                   -------------------------------------------------------------------------------------------------
                                         2003                  2002                2001                2000              1999
                                         -----                 -----              -----                ----              ----

                                   Amount    Percent     Amount    Percent   Amount    Percent  Amount    Percent  Amount    Percent
                                   ------    -------     ------    -------   ------    -------  ------    -------  ------    -------
                                                                             (Dollars in Thousands)
Fixed-Rate Loans:
Real Estate:
   One- to four-family.......... $ 27,563     20.83%   $ 18,119    12.51%  $ 17,690    11.47%  $ 15,268     9.94% $ 16,976    11.10%
   Commercial and multi-family..    8,342      6.31       6,061     4.19      7,906     5.13      2,253     1.46     6,671     4.36
   Construction.................      566       .43       2,380     1.64      3,973     2.57      2,272     1.48               .46
                                 --------     -----    --------    -----   --------    -----   --------   ------  --------    -----
      Total real estate loans...   36,471     27.57      26,560    18.34     29,569    19.17     19,793    12.88    24,352    15.92
                                                                                               --------    -----  --------    -----

Consumer........................   19,740     14.92      32,721    22.60     38,915    25.22     49,024    31.90    45,140    29.51
Commercial business.............    4,499      3.40       4,308     2.97      9,199     5.96      8,666     5.64     6,853     4.48
                                 --------     -----    --------    -----   --------    -----   --------   ------  -------    -----
      Total fixed-rate loans....   60,710     45.89      63,589    43.93     77.793    50.35     77,483    50.42    76,345    49.91

Adjustable-Rate Loans:
   Real estate:
    One- to four-family.........   36,940     27.93      47,539    32.83     50,956    33.03     54,470    35.44    50,849    33.24
    Commercial and multi-family.   16,251     12.28      15,816    10.92      7.481     4.85      5,885     3.83     2,671     1.75
    Construction................    1,005       .76         366      .26        190      .12         72      .05       194      .13
                                 --------     -----    --------    -----   --------    -----   --------   ------  --------    -----
      Total real estate loans...   54,196     40.97      63,721    44.01     58,627    38.00     60,427    39.32    53,714    35.12
                                 --------     -----    --------    -----   --------    -----   --------   ------  --------    -----

    Consumer....................   13,526     10.23       9,763     6.74      8,365     5.42        117      .08     5,962     3.90
    Commercial business.........    3,848      2.91       7,733     5.34      9,612     6.23     15,635    10.18    16,928    11.07
                                 --------     -----    --------    -----   --------    -----   --------   ------  --------    -----
      Total adjustable-rate
                loans.....         71,570     54.11      81,217    56.09     76,604    49.65     76,179    49.58    76,604    50.09
                                 --------     -----    --------    -----   --------    -----   --------   ------  --------    -----

      Total loans...............  132,280    100.00%    144,806   100.00%   154,287   100.00%   153,662   100.00% $152,949   100.00%
                                             ======               ======              ======              ======             ======
Less:
   Loans in process.............      921                   679                 565               1,335                444
   Deferred fees, cost and
                discounts..            40                  (92)                (246)               (444)              (609)
   Allowance for loan losses....    2,592                2,361                1,773               1,961              1,623
                                                      --------             --------            --------
      Total loans, net.......... $128,727             $141,858             $152,195            $150,810           $151,491
                                 ========             ========             ========            ========           ========

     The following schedule illustrates the interest rate sensitivity of the Bank's loan portfolio (including non-accruing loans) at June 30, 2003. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                              Real Estate
                        ------------------------------------------------------
                       One- to four-family    Commercial       Construction        Consumer       Commercial Business   Total
                       -------------------    ----------       ------------        --------       -------------------   -----
                                Weighted           Weighted           Weighted           Weighted          Weighted
                                Average            Average            Average            Average           Average
                       Amount    Rate     Amount    Rate    Amount    Rate     Amount    Rate     Amount    Rate    Amount Percent
                        ---------- ----------- ---------- ----------- --- ----------------------------- -- ------------- -----------
Due During Years                                                    (Dollars in Thousands)
Ending June 30,

2004                   $ 2,845    8.26%   $ 2,676    5.75%   $1,571    7.44%    $ 3,197  10.13%   $4,644    4.88%   $14,933   11.29%
2005-2008                1,766    7.24      8,303    6.22       ---     ---      16,139   9.76     1,407    7.51     27,615   20.88
2009 and following      59,892    7.00     13,614    6.92       ---     ---      13,930   6.83     2,296    6.50     89,732   67.83
                       -------    ----    -------    ----    ------    ----     -------  -----    ------    ----    -------   -----

                       $64,503    7.06%   $24,593    6.56%   $1,571    7.44%    $33,266   8.57%   $8,347    5.77%  $132,280  100.00%
                       =======            =======            ======             =======           ======           ========


     The total amount of loans due after June 30, 2004 which have fixed interest rates is $53.8 million, while the total amount of loans due after such dates which have floating or adjustable interest rates is $63.5 million.

     One- to Four-Family Residential Mortgage Lending. Residential loan originations of this type are generated by the Bank's marketing efforts, its present and walk-in customers, and referrals from real estate agents and builders. The Bank focuses its lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences. At June 30, 2003, the Bank's one- to four-family residential mortgage loans totaled $64.5 million, or approximately 48.8% of the Bank's total gross loan portfolio.

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

     In underwriting one- to four-family residential real estate loans, First Federal evaluates both the borrower's ability to make monthly payments and the value of the property securing the loan. Properties securing loans are appraised by independent fee appraisers approved and qualified by the Board of Directors. First Federal generally requires borrowers to obtain an attorney's title opinion or title insurance, and fire and property insurance (including flood insurance, if necessary) in an amount not less than the amount of the loan. Real estate loans originated by the Bank generally contain a "due on sale" clause allowing the Bank to declare the unpaid principal balance due and payable upon the sale of the security property.

     Consumer Lending. First Federal offers a variety of secured consumer loans, including automobile, home equity, home improvement and loans secured by savings deposits. In addition, First Federal offers other secured and unsecured consumer loans. The Bank currently originates substantially all of its consumer loans in its primary market area and surrounding areas. The Bank originates consumer loans on both a direct and indirect basis. Direct loans are made when the Bank extends credit directly to the borrower. Indirect loans are obtained when the Bank purchases loan contracts from retailers of goods or services which have extended credit to their customers. The indirect lending is with selected automobile and boat dealers located in the Bank's primary market and surrounding areas. The Bank underwrites each indirect loan in accordance with its normal consumer loan standards. At June 30, 2003, the Bank's consumer loan portfolio totaled $33.3 million, or 25.2% of its total gross loan portfolio.

     Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles or mobile homes. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At June 30, 2003, $124,000 or approximately 0.4% of the consumer loan portfolio was non-accruing. There can be no assurance that delinquencies will not increase in the future.

     The largest components of First Federal's consumer loan portfolio are home equity and improvement loans and automobile loans. Loans secured by second mortgages, together with loans secured by all prior liens, are currently limited to 100% or less of the appraised value of the property securing the loan. Generally, such loans have a maximum term of up to 20 years. As of June 30, 2003, home equity and home improvement loans, most of which are secured by second mortgages, amounted to $15.1 million, or 11.4% of the Bank's gross loan portfolio. At June 30, 2003, automobile loans totaled $15.0 million, or approximately 11.3% of the Bank's gross loan portfolio.

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

     Construction Lending. The Bank engages in limited amounts of construction lending to individuals for the construction of their residences as well as to builders for the construction of single family homes in the Bank's primary market area and surrounding areas. At June 30, 2003, the Bank had $1.6 million of gross construction loans, most of which were to borrowers who intended to live in the properties upon completion of construction.

     Construction loans to individuals for their residences are structured to be converted to permanent loans at the end of the construction phase, which typically runs for six months. During the construction phase, the borrower pays interest only. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans.

     Construction loans to builders of one- to four-family residences require the payment of interest only for up to 12 months. In most cases, these loans carry fixed interest rates. At June 30, 2003, the Bank had $552,000 in construction loans outstanding to builders.

     Construction lending generally affords the Bank an opportunity to receive interest at rates higher than those obtainable from permanent residential loans and to receive higher origination and other loan fees. In addition, construction loans are generally made with fixed rates of interest or for relatively short terms. Nevertheless, construction lending is generally considered to involve a higher level of credit risk than one- to four-family residential lending due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on development projects, real estate developers and managers. In addition, the nature of these loans is such that they are more difficult to evaluate and monitor. Finally, the risk of loss on construction loans is dependent largely upon the accuracy of the initial estimate of the individual property's value upon completion of the project and the estimated cost (including interest) of the project. If the cost estimate proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the project. At June 30, 2003, the Bank had no construction loans outstanding which were over thirty days delinquent.

     Commercial and Multi-Family Real Estate Lending. The Bank has also engaged in commercial and multi-family real estate lending in the Wabash market area and surrounding areas and has purchased participation interests in loans from other financial institutions throughout Indiana and neighboring jurisdictions. At June 30, 2003, the Bank had $24.6 million of commercial and multi-family real estate loans, which represented 18.6% of the Bank's total gross loan portfolio. The largest commercial or multi-family real estate loan outstanding at June 30, 2003 was $1.6 million, which was performing in accordance with its repayment terms. At June 30, 2003, substantially all of the Bank's commercial and multi-family real estate loan portfolio was secured by properties located in Indiana.

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

     Commercial Business Lending. At June 30, 2003, approximately $8.3 million, or 6.3% of the Bank's total gross loan portfolio, was comprised of commercial loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which, in turn, is likely to be dependent upon the general economic environment). The Bank's commercial business loans are usually, but not always, secured by business assets. However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

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

     Generally, when a loan becomes delinquent 90 days or more or when the collection of principal or interest becomes doubtful, the Bank will place the loan on a nonaccrual status and, as a result, previously accrued interest income on the loan is taken out of current income. The loan will remain on a nonaccrual status as long as the loan is 90 days delinquent. The following table sets forth information concerning delinquent mortgage and other loans at June 30, 2003. The amounts presented represent the total remaining principal balances of the related loans, rather than the actual payment amounts which are overdue.


                                                                     Loans Delinquent For:
                                      30-59 Days                60-89 Days       90 Days and Over          Total Delinquent Loans
                               -------------------------- ------------------------ ------------------------ ------------------------
                               Number  Amount   Percent  Number  Amount  Percent Number   Amount  Percent Number   Amount   Percent
                                                                             (Dollars in Thousands)
Real Estate:
   One-to four-family            7     $ 440    0.68%      5     $  698    1.08%   14     $1,554    2.41%   26     $2,692     4.17%
   Commercial and Multi-Family   -         -       -       1         29    0.12     1        723    2.94     2        752     3.06
   Construction                  -         -       -       -          -       -     -          -       -     -          -        -
Consumer                        43       248    0.75      20        138    0.41    16        124     .37    79        510     1.53
Commercial business              1       190    2.28       1        294    3.52     4        215    2.58     6        699     8.37

      Total delinquent loans    51     $ 878    0.66%     27     $1,159    0.88%   35     $2,616    1.98%  113     $4,653     3.52%
                                ==     =====              ==     ======            ==     ======           ===     ======

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

                                                                              June 30,
                                                  -----------------------------------------------------------------
                                                          2003          2002          2001          2000      1999
                                                          ----          ----          ----          ----      ----
                                                                       (Dollars in Thousands)
Non-accruing loans:
  One- to four-family                                   $1,554          $210          $134          $137       $1
  Commercial and multi-family real estate                  723           350           346            39      317
  Consumer                                                 124            94           163            75       92
                                                         -----         -----         -----          ----      ---
  Commercial                                               215         1,288           676             -        -
                                                         -----         -----         -----          ----      ---
         Total non-accruing loans............            2,616         1,942         1,319           251      410
                                                         -----         -----         -----          ----      ---

Foreclosed and repossessed assets:
  One- to four-family                                        5           148           230           ---      274
  Commercial and multi-family real estate                  100           ---           ---           ---      101
  Consumer                                                  21            40            69            39       57
                                                            --            --            --            --       --
  Commercial                                               ---           ---           ---           ---      ---
                                                         -----         -----         -----          ----      ---
         Total foreclosed assets.............              126           188           299            39      432

Troubled debt restructurings                               ---           ---           ---           ---      ---
                                                           ---           ---           ---           ---      ---

Total non-performing assets                             $2,742        $2,130        $1,618          $290     $842
                                                        ======        ======        ======          ====     ====

Total as a percentage of total assets                    1.13%         0.90%         0.70%          0.13%    0.39%
                                                         =====         =====         ====           ====     ====


     Other Loans of Concern. As of June 30, 2003, $9.6 million in loans were classified by the Bank with respect to the majority of which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms. These circumstances  may  result  in  the  future  inclusion  of  such  items  in  the non-performing asset categories. This $9.6 million total includes the non-accruing loans set forth in the preceding table. The principal components of loans of concern are 58 consumer loans aggregating $638,000, 15 one- to four-family loans aggregating $1.3 million and 42 nonresidential real estate and commercial loans aggregating $7.5 million at June 30, 2003. The principal components of loans of concern at June 30, 2002 consisted of 31 consumer loans aggregating $212,000, 8 one- to four-family loans aggregating $363,000 and 43 nonresidential real estate and commercial loans aggregating $8.2 million.

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

     In accordance with its classification of assets policy, the Bank regularly reviews the loans in its portfolio to determine whether any loans require classification. On the basis of management's review of its assets, at June 30, 2003, the Bank had classified a total of approximately $5.0 as special mention, $4.0 million of its assets as substandard and $631,000 as doubtful. At June 30, 2003, total classified and non-performing assets comprised $9.6 million, or 40.7% of the Bank's capital, or 4.0% of the Bank's total assets.

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

     Although management believes that it uses the best information available to determine the allowances, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Bank's allowances will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. At June 30, 2003, the Bank had a total allowance for loan losses of $2.6 million or 2.0% of total loans, net. See Note 4 of the Notes to Consolidated Financial Statements in the Annual Report to Stockholders (the "Annual Report"), attached hereto as Exhibit 13.

     The following table sets forth an analysis of the Bank's allowance for loan losses.

                                                                        Year Ended June 30,
                                                --------------------------------------------------------------------
                                                        2003          2002          2001          2000         1999
                                                        ----          ----          ----          ----         ----
                                                                      (Dollars in Thousands)

Balance at beginning of period...............         $2,361        $1,773        $1,961        $1,623         $983

Charge-offs:
   One- to four-family.......................             43            10           113            --           26
   Consumer..................................            404           802         1,277           507          439
   Commercial and nonresidential real estate.          1,082           420           802           276          ---
                                                       -----        ------         -----         -----         ----
                                                       1,529         1,232         2,192           783          465
Recoveries:
   One- to four-family real estate                        25             6            --            --           --
   Consumer..................................            286           242           139            82           95
   Commercial and nonresidential real estate.              9           217           150             5          ---
                                                       -----        ------         -----         -----         ----
                                                         320           465           289            87           95
                                                       -----        ------         -----         -----         ----
Net charge-offs..............................          1,209           767         1,903           696          370
Additions charged to operations..............          1,440         1,355         1,715         1,034        1,010
                                                       -----        ------         -----         -----        -----
Balance at end of period.....................         $2,592        $2,361        $1,773        $1,961       $1,623
                                                      ======        ======        ======        ======       ======

Ratio of net charge-offs during the period to
  average loans outstanding during the period           0.91%         0.52%         1.23%         0.45%        0.25%
                                                        ====          ====          ====          ====         ====


     The distribution of the Bank's allowance for loan losses at the dates indicated is summarized as follows:


                                                                             June 30,
                               -----------------------------------------------------------------------------------------------------
                                       2003               2002                  2001                2000               1999
                               -----------------------------------------------------------------------------------------------------
                                           Percent            Percent               Percent             Percent            Percent
                                           of Loans           of Loans              of Loans            of Loans           of Loans
                                           in Each            in Each               in Each             in Each            in Each
                                           Category           Category              Category            Category           Category
                                           to Total           to Total              to Total            to Total           to Total
                                  Amount     Loans   Amount    Loans      Amount     Loans     Amount    Loans     Amount   Loans
                                  ------   --------  ------   ---------   ------    --------   ------   --------   ------  ---------
                                                                       (Dollars in Thousands)

One- to four-family...........    $  193    48.76%   $  211    45.34%     $  184      44.49%   $  274     45.38%   $  113    44.34%
Commercial and multi-family
    real estate...............       595    18.59       293    15.11         215       9.97       120      5.30       225     6.11
Construction..................       ---     1.19       ---     1.90         ---       2.70       ---      1.53       ---     0.59
Consumer......................       912    25.15       684    29.34         454      30.65       825     31.98       700    33.41
Commercial business...........       892     6.31     1,173     8.31         859      12.19       571     15.81       405    15.55
Unallocated...................       ---      ---       ---      ---          61        ---       171       ---       180      ---
                                  ------   ------    ------   ------      ------     ------    ------    ------    ------   ------
     Total....................    $2,592   100.00%   $2,361   100.00%     $1,773     100.00%   $1,961    100.00%   $1,623   100.00%
                                  ======   =======   ======   ======      ======     ======    ======    ======    ======   ======


Investment Activities

     Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Bank has generally maintained its liquid assets at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. As of June 30, 2003, the Bank's liquidity position was at a level deemed by management to be consistent with safe and sound banking practices.

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

     Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"), requires that securities and mortgage-backed securities be classified as held to maturity, available for sale or trading purposes. Under SFAS No. 115, securities that the Company has the positive intent and ability to hold until maturity are classified as held to maturity and are reported at amortized cost. Securities classified as available for sale are those the Company may sell in response to liquidity needs, for asset/liability management purposes and other reasons and are reported at fair value. Unrealized gains and losses on securities available for sale are reported as a separate component of equity, net of tax. Trading securities are those which are purchased for sale in the near future and are reported at fair value. Unrealized gains and losses on trading securities are included in income. Transfers between categories are accounted for as sales and repurchases at fair value. For any sales or transfers of securities classified as held to maturity, the cost basis, the realized gain or loss, and the circumstances leading to the decision to sell are required to be disclosed. At the time of purchase of new securities, management of the Company makes a determination as to the appropriate classification of securities as available for sale or held to maturity. At June 30, 2003, the Company had no securities classified as held to maturity and $89.6 million classified as available for sale, including mortgage-backed securities. No securities were held for trading purposes on such date.

     Securities. It is the Company's general policy to purchase securities which are U.S. Government securities and federal agency obligations, state and local government obligations, commercial paper, short-term corporate debt securities and overnight federal funds. At June 30, 2003, the weighted average term to maturity or repricing of the investment securities portfolio, excluding the FHLB, Fannie Mae stock and other equity securities available for sale, was 4.8 years.

     OTS regulations restrict investments in corporate debt and equity securities by the Bank. These restrictions include prohibitions against investments in the debt securities of any one issuer in excess of 15.0% of the Bank's unimpaired capital and unimpaired surplus as defined by federal regulations, which totaled $20.7 million as of June 30, 2003, plus an additional 10% if the investments are fully secured by readily marketable collateral. See "Regulation - Federal Regulation of Savings Associations" for a discussion of additional restrictions on the Bank's investment activities.

     The following table sets forth the composition of the Company's securities portfolio excluding mortgage-backed securities, at the dates indicated.


                                                                                June 30,
                                              -----------------------------------------------------------------------------
                                                         2003                      2002                     2001
                                              -----------------------------------------------------------------------------
                                                   Carrying     % of         Carrying     % of       Carrying     % of
                                                      Value    Total            Value    Total          Value    Total
                                                                         (Dollars in Thousands)
    Securities available for sale:

      US Govt & agency ......................       $16,697      25.80%       $12,894      25.54%    $ 11,134      27.55%
      Corporate..............................         7,235      11.18          2,531       5.01        4,631      11.46
      State & municipal......................        20,263      31.30         17,082      33.84        8,094      20.02
      Other equity securities................        17,086      26.40         14,574      28.87       13,160      32.56
                                                     ------      -----         ------      -----      -------      -----
        Total securities available for sale..        61,281      94.68         47,081      93.26       37,019      91.59
      FHLB stock.............................         3,446       5.32          3,401       6.74        3,401       8.41
                                                    -------     ------        -------     ------      -------     ------
          Total securities...................       $64,727     100.00%       $50,482     100.00%     $40,420     100.00%
                                                    =======     ======        =======     ======      =======     ======

    Weighted average remaining life or term
    to repricing, excluding FHLB stock and
    other equity  securities available for sale.     4.8 yrs.                  6.2 yrs.               3.6 yrs.

    Other interest-earning assets:
      Interest-earning deposits with banks...        $1,589                    $2,997                 $ 2,158
                                                     ======                    ======                 =======

     The  composition  and  maturities of the  securities  portfolio,  excluding
mortgage-backed   securities,  FHLB  of  Indianapolis  stock  and  other  equity securities, are indicated in the following table.

                                                                 June 30, 2003
                                -----------------------------------------------------------------------------------
                                Less Than      1 to 5        5 to 10       Over 10         Total
                                 1 Year         Years         Years         Years       Securities
                                -----------------------------------------------------------------------------------
                                Amortized     Amortized     Amortized     Amortized      Amortized       Fair
                                  Cost          Cost          Cost           Cost          Cost          Value
                                -----------------------------------------------------------------------------------
                                                             (Dollars in Thousands)
US Govt & agency............       $ ---        $8,012        $2,199         $5,959       $16,169       $16,697
Corporate...................       1,534         3,506           ---          1,934         6,974         7,235
State & municipal...........       1,030           144         2,490         15,270        18,934        20,263
                                  ------       -------        ------        -------       -------       -------
Total debt securities.......      $2,564       $11,662        $4,689        $23,162       $42,077       $44,195
                                  ======       =======        ======        =======       =======       =======
Weighted average yield(1)...       5.64%         3.94%         5.39%          6.18%         5.44%
-----------------------
(1) Yields reflected have been computed on a tax equivalent basis.

     The Company's securities portfolio at June 30, 2003 contained no tax-exempt securities or other securities of any single issuer with an aggregate book value in excess of 10% of the Company's shareholders' equity, excluding those issued by the United States Government, or its agencies.

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

     The following table sets forth the amortized cost of the Company's mortgage-backed securities at the dates indicated.

                                                       June 30,
                                            -----------------------------------
                                                2003         2002         2001
                                                ----         ----         ----
                                                    (In Thousands)
Fannie Mae...........................        $19,077      $14,193      $ 6,991
Ginnie Mae...........................          3,428        2,406       12,650
Freddie Mac..........................          4,079       12,538        3,856
Other................................          1,518          ---          ---
                                             -------      -------     --------
    Total............................        $28,102      $29,137     $ 23,497
                                             =======      =======     ========

     The following table sets forth the contractual maturities of the Company's mortgage-backed securities based on amortized cost at June 30, 2003. Not considered in the preparation of the table below is the effect of prepayments, periodic principal repayments and the adjustable-rate nature of these instruments.


                                                                         Due in                        June 30,
                                                       --------------------------------------------     2003
                                                         5 Years    5 to 10   10 to 20    Over 20      Balance
                                                         or Less     Years      Years      Years     Outstanding
                                                         -------    -------   --------    -------    -----------
                                                                            (Dollars In Thousands)

Fannie Mae...........................................        $355      $---     $12,290     $6,432        $19,077
Ginnie Mae...........................................         ---       ---         ---      3,428          3,428
Freddie Mac..........................................         ---       ---       4,079        ---          4,079
Other................................................         ---       ---         ---      1,518          1,518
                                                             ----      ----     -------    -------        -------
     Total...........................................        $355      $---     $16,369    $11,378        $28,102
                                                             ====      ====     =======    =======        =======
Weighted average yield...............................       0.18%      ---%       2.79%      4.23%          3.34%

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

     The variety of deposit accounts offered by the Bank has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. Nonetheless, the Bank has become more susceptible to short-term fluctuations in deposit flows, as customers have become more interest rate conscious. The Bank endeavors to manage the pricing of its deposits in keeping with its asset/liability management and profitability objectives. Based on its experience, the Bank believes that its savings, money market, NOW and regular checking accounts are relatively stable sources of deposits. However, the ability of the Bank to attract and maintain certificates of deposit and its passbook accounts and the rates paid on these deposits has been and will continue to be significantly affected by market conditions.

         The following table sets forth the savings flows at the Bank during the periods indicated.


                                             Year Ended June 30,
                                      -----------------------------------------
                                          2003             2002            2001
                                          ----             ----            ----
                                            (Dollars in Thousands)
Opening balance.....................  $158,661         $144,630        $133,105
Purchased deposits..................       ---              ---             ---
Net deposits........................       747            8,807           5,723
Interest credited...................     4,038            5,224           5,802
                                      --------         --------        --------

Ending balance......................  $163,446         $158,661        $144,630
                                      ========         ========        ========

Net increase........................    $4,785          $14,031        $ 11,525

Percent increase....................      3.02%            9.70%           8.66%

     The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by the Bank at the dates indicated.

                                                                      Year Ended June 30,
                                      ------------------------------------------------------------------------------
                                                 2003                      2002                         2001
                                                 ----                      ----                         ----
                                                      Percent                   Percent                      Percent
                                            Amount   of Total          Amount   of Total          Amount     of Total
                                            ------   --------          ------   --------          ------     --------
                                                                    (Dollars in Thousands)
Interest Rate Range:

Savings accounts....................       $60,054     36.74%         $57,180       36.04%      $ 35,376     24.46%
Demand accounts(1)..................        11,238      6.88            9,981        6.29          9,161      6.33
Money market accounts...............         2,247      1.37            2,973        1.87          5,621      3.88
NOW accounts........................         8,149      4.99            7,460        4.70          7,129      4.93
                                           -------     -----          -------       -----       --------     ------

Total non-certificates..............        81,688     49.98           77,594       48.90         57,287     39.60


 Certificates:
 0.00 -  3.99%......................        56,569     34.61           34,298       21.62          2,293      1.59
 4.00 -  5.99%......................        22,372     13.69           26,461       16.68         26,651     18.43
 6.00 -  7.99%......................         2,817      1.72           20,308       12.80         58,319     40.32
 8.00 -  9.99%......................           ---      ---               ---                         80       .06
                                          --------    ------         --------      ------       --------    ------
Total Certificates..................        81,758     50.02           81,067       51.10         87,343     60.40
                                           -------    ------         --------      ------       --------    ------
Total Deposits......................      $163,446    100.00%        $158,661      100.00%      $144,630    100.00%
                                          ========    ======         ========      ======       ========    ======

(1) Non-interest-bearing accounts.


     The following table shows rate and maturity information for the Bank's certificates of deposit as of June 30, 2003.


                                                        0.00-         4.00-        6.00-                  Percent
                                                        3.99%         5.99%        7.99%        Total     of Total
                                                  -------------------------------------------------------------------
                                                                        (Dollars in Thousands)
         Certificate accounts maturing in quarter ending:
         September 30, 2003.....................        $6,471        $3,425         $131      $10,027    12.26%
         December 31, 2003......................         7,468           288          301        8,057     9.85
         March 31, 2004.........................         5,992           969          149        7,110     8.70
         June 30, 2004..........................        15,029         1,529          189       16,747    20.48
         September 30, 2004.....................         9,043         1,244          ---       10,287    12.58
         December 31, 2004......................         2,319            83          474        2,876     3.52
         March 31, 2005.........................         1,322            35          714        2,071     2.53
         June 30, 2005..........................         2,287         1,071          232        3,590     4.39
         September 50, 2005.....................         1,059           250          282        1,591     1.95
         December 51, 2005......................         2,080           148          230        2,458     3.01
         March 31, 2006.........................           363           626          115        1,104     1.35
         June 30, 2006..........................           458           604          ---        1,062     1.30
         Thereafter.............................         2,678        12,100          ---       14,778    18.08
                                                       -------       -------       -------     -------   ------
              Total.............................       $56,569       $22,372       $2,817      $81,758   100.00%
                                                       =======       =======       ======      =======
         Percent of total.......................        69.19%         27.36%        3.45%      100.00%

     The following table indicates the amount of the Bank's certificates of deposit and other deposits by time remaining until maturity as of June 30, 2003.


                                                                              Maturity
                                                  ------------------------------------------------------------------
                                                                   Over         Over
                                                    3 Months     3 to 6      6 to 12       Over
                                                    or Less       Months      Months     12 months        Total
                                                    --------     -------     -------     ---------        -----
                                                                           (In Thousands)

Certificates of deposit less than $100,000......      $6,420       $4,204      $19,136      $30,737       $60,497

Certificates of deposit of $100,000 or more.....       1,417        3,752        3,578        9,050        17,797

Public funds(1).................................       2,190          100        1,143           31         3,464
                                                     -------       ------      -------      -------       -------
Total certificates of deposit...................     $10,027       $8,056      $23,857      $39,818       $81,758
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

     First Federal's borrowings at June 30, 2003 consisted of advances from the FHLB of Indianapolis upon the security of a hybrid collateral agreement of a percentage of unencumbered loans. Such advances can be made pursuant to several different credit programs, each of which has an interest rate and range of maturities. At June 30, 2003, the Bank had $52.0 million in FHLB advances, and a $1.0 million overdraft line of credit was available from the FHLB.

     From time to time, First Federal has entered into repurchase agreements through a nationally recognized broker-dealer firm. These agreements are accounted for as borrowings by the Bank and are secured by certain of the Bank's securities. The broker-dealer takes possession of the securities during the period that the repurchase agreement is outstanding. The terms of the agreements have typically ranged from 30 days to a maximum of six months. The proceeds of these transactions are used to meet cash flow needs of the Bank. At June 30, 2003, the Bank had no repurchase agreements outstanding.

     The following table sets forth the maximum month-end balance and average balance of FHLB advances and line of credit from the FHLB and securities sold under agreements to repurchase at the dates indicated.

                                                                             Year Ended June 30,
                                                                        ------------------------------------
                                                                           2003          2002          2001
                                                                           ----          ----          ----
                                                                           (Dollars in Thousands)
Maximum Balance:
FHLB advances and line of credit................................        $54,363       $66,388       $64,168
Securities sold under agreements to repurchase..................            ---           ---           ---
Average Balance:
FHLB advances and line of credit................................         47,747        57,607        62,585
Securities sold under agreements to repurchase..................            ---           ---           ---
Average Rate Paid On:
FHLB advances and line of credit................................          5.50%         5.50%         6.02%
Securities sold under agreements to repurchase..................            ---           ---           ---

     The following table sets forth the Bank's borrowings at the dates indicated.

                                                        Year Ended June 30,
                                             -----------------------------------
                                                2003          2002          2001
                                                ----          ----          ----
                                                    (In Thousands)
FHLB advances and line of credit.........    $52,038       $54,363       $62,397
Due to brokers...........................        ---           ---           ---
                                             -------       -------       -------
    Total borrowings.....................    $52,038       $54,363       $62,397
                                             =======       =======       =======

Subsidiary Activities

     As a federally chartered savings association, First Federal is permitted by OTS regulations to invest up to 2% of its assets, or $4.9 million at June 30, 2003, in the stock of, or loans to, service corporation subsidiaries. First Federal may invest an additional 1% of its assets in service corporations where such additional funds are used for inner city or community development purposes. Moreover, First Federal may make loans to such subsidiaries in an aggregate amount not exceeding 50% of its regulatory capital. In addition to investments in service corporations, federal associations are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities which a federal association may engage in directly.

     A savings association that acquires a non-savings association subsidiary, or that elects to conduct a new activity within a subsidiary, must give the Federal Deposit Insurance Corporation and the Office of Thrift Supervision at least 30 days advance written notice. The Federal Deposit Insurance Corporation may, after consultation with the Office of Thrift Supervision, prohibit specified activities if it determines such activities pose a serious threat to the Savings Association Insurance Fund. Moreover, a savings association must deduct from capital, for purposes of meeting the core capital, tangible capital and risk-based capital requirements, its entire investment in and loans to a subsidiary engaged in activities not permissible for a national bank (other than exclusively agency activities for its customers or mortgage banking subsidiaries.) At June 30, 2003, the Bank was in compliance with all capital requirements imposed by law.

     Nevada Subsidiaries. First Federal Savings Bank of Wabash formed in April 2003 three new Nevada subsidiaries. The Bank owns directly 100% of the shares of Wabash Investments, Inc., a Nevada corporation ("Wabash Investments"). Wabash Investments, in turn, owns 100% of the shares of Wabash Holdings, Inc., a Nevada corporation ("Wabash Holdings"). Wabash Holdings owns 99% of the units and Wabash Investments hold 1% of the units of Wabash Portfolio, LLC, a Nevada limited liability company ("Wabash Portfolio"). Effective May 1, 2003, the Bank transferred the management of approximately $53.2 million in securities to Wabash Portfolio. Wabash Portfolio holds, services, manages, and invests that portfolio of securities and other securities that may be transferred from time to time by the Bank to Wabash Portfolio. Wabash Portfolio's investment policy mirrors that of the Bank. At June 30, 2003, of the $87.4 million in consolidated investments owned by the Bank, $53.6 million was held by Wabash Portfolio.

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

     All savings associations are subject to a semi-annual assessment, based upon the association's total assets, to fund the operations of the OTS. The Bank's OTS assessment for the fiscal year ended June 30, 2003 was approximately $94,000.

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

     In addition, the investment, lending and branching authority of the Bank is prescribed by federal laws, and the Bank is prohibited from engaging in any activities not permitted by such laws. The Bank's general permissible lending limit for loans-to-one borrower is the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At June 30, 2003, the Bank's lending limit under this restriction was approximately $3.4 million. First Federal is in compliance with the loans-to-one borrower limitation.

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

     The FDIC's deposit insurance premiums are assessed through a risk-based system, under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period. As of June 30, 2003, the Bank met the requirements of a well-capitalized institution.

     The premium schedule for BIF and SAIF insured institutions ranges from 0 to 27 basis points. However, SAIF insured institutions and BIF insured institutions are required to pay a Financing Corporation assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. This amount is currently equal to about 1.60 points for each $100 in domestic deposits for BIF and SAIF insured institutions. These assessments, which may be revised based upon the level of BIF and SAIF deposits, will continue until the bonds mature in 2017 through 2019.

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

     The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with this requirement. At June 30, 2003, First Federal did not have any unamortized purchased mortgage servicing rights, but did have certain intangible assets related to the purchase of the branch in South Whitley, Indiana.

     The OTS regulations also establish special capitalization requirements for savings associations that own subsidiaries. A savings association must deduct from capital, for purposes of meeting the core capital, tangible capital and risk-based capital requirements, its entire investment in and loans to a subsidiary engaged in activities not permissible for a national bank (other than exclusively agency activities for its customers or mortgage banking subsidiaries). The Bank is not required to deduct from capital any investment in its three Nevada subsidiaries.

     At June 30, 2003, the Bank had tangible capital of $19.3 million, or 8.12% of adjusted total assets, which is approximately $9.8 million above the minimum requirement of 4% of adjusted total assets in effect on that date.

     The capital standards also effectively require core capital equal to at least 4% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. At June 30, 2003 the Bank had certain intangible assets related to the branch purchase which were subject to these tests. At June 30, 2003, the Bank had core capital equal to $19.3 million, or 8.12% of adjusted total assets, which is $9.8 million above the minimum leverage ratio requirement of 4% as in effect on that date.

     The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At June 30, 2003, First Federal had no capital instruments that qualify as supplementary capital and $2.6 million of general loss reserves, of which $752,000 was more than 1.25% of risk-weighted assets.

     Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. First Federal had no such exclusions from capital and assets at June 30, 2003.

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

     On June 30, 2003, the Bank had total risk-based capital of $21.1 million (including $19.3 million in core capital and $1.8 million in qualifying supplementary capital) and risk-weighted assets of $145.9 million (including, converted off-balance sheet assets); or total capital of 14.48% of risk-weighted assets. This amount was $9.4 million above the 8.0% requirement in effect on that date.

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

     Qualified Thrift Lender Test. All savings associations, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. At June 30, 2003, the Bank met the test and has always met the test since its effectiveness.

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

     The federal banking agencies, including the OTS, have recently revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, the Bank may be required to devote additional funds for investment and lending in its local community. The Bank was examined for CRA compliance in April 2003 and received a rating of satisfactory.

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

     Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At June 30, 2003, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS.

     Savings associations are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

     Federal Home Loan Bank System. The Bank is a member of the FHLB of Indianapolis, which is one of 12 regional FHLBs that administer the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

     As a member, First Federal is required to purchase and maintain stock in the FHLB of Indianapolis. At June 30, 2003, First Federal had $3.4 million in FHLB stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB stock. For the year ended June 30, 2003, dividends paid by the FHLB of Indianapolis to First Federal totaled $104,000 and 45,000 shares of FHLB stock. Over the past five fiscal years such dividends have averaged 7.24% and were 5.63% for the fiscal year ended June 30, 2003.

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

     A portion of the Bank's reserves for losses on loans may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of June 30, 2003, the portion of the Bank's reserves subject to this treatment for tax purposes totaled approximately $1.2 million.

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

Employees

     At June 30, 2003, the Company and its affiliates had a total of 64 employees, including 11 part-time employees. The Company's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Item 2 Description of Property

     The Bank conducts its business at its main office and three other locations in its primary market area. The Bank owns all of its offices. The total net book value of the Bank's premises and equipment (including land, buildings and furniture, fixtures and equipment) at June 30, 2003 was $2.7 million. See Note 6 of Notes to Consolidated Financial Statements in the Annual Report attached as
Exhibit 13. The following table sets forth information relating to each of the Bank's offices as of June 30, 2003.


                                             Date          Total Approximate
       Location                            Acquired         Square Footage
       -------------------------------------------------------------------------
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

Item 4.  Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 2003.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

     Pages 35 and 36 of the attached 2003 Annual Report to Stockholders are herein incorporated by reference. The issuer sold no equity securities during the period covered by this report that were not registered under the Securities Act of 1933.

Item 6.  Management's Discussion and Analysis or Plan of Operation

     Pages 4 through 12 of the attached 2003 Annual Report to Stockholders are herein incorporated by reference.

Item 7.  Financial Statements

     The following information appearing in the Company's Annual Report to Stockholders for the year ended June 30, 2003, is incorporated by reference in this Annual Report on Form 10-KSB as Exhibit 13.

                                                                   Pages in
                                                                    Annual
Annual Report Section                                               Report
Report of Independent Auditors......................................  13

Consolidated Balance Sheets as of June 30, 2003 and 2002............  14

Consolidated Statements of Income
Years Ended June 30, 2003, 2002 and 2001............................  15

Consolidated Statement of Changes in Shareholders' Equity
Years Ended June 30, 2003, 2002 and 2001............................  16

Consolidated Statements of Cash Flows
Years Ended June 30, 2003, 2002 and 2001............................  17

Notes to Consolidated Financial Statements..........................  18 to 33

     With the exception of the information listed in Items 5-7 above, the Company's Annual Report to Stockholders for the year ended June 30, 2003, is not deemed filed as part of this Annual Report on Form 10-KSB.

Item 8 Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

     There has been no Current Report on Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.

Item 8A. Controls and Procedures

     (a) Evaluation of disclosure controls and procedures. The Company's chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Sections 13a-15(e) and 15d-15(e) of the regulations promulgated under the Securities Exchange Act of 1934, as amended), as of the end of the most recent fiscal quarter covered by this annual report (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and are designed to ensure that material information relating to the Company would be made known to such officers by others within the Company on a timely basis.

     (b) Changes in internal controls. There were no significant changes in the Company's internal control over financial reporting identified in connection with the Company's evaluation of controls that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

Item 9.   Directors,   Executive   Officers,   Promoters  and  Control  Persons;
          Compliance with Section 16(a) of the Exchange Act

     Information concerning Directors and executive officers of the Company is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on October 28, 2003 (the "Proxy Statement").

     Information   concerning  Section  16(a)  Beneficial   Ownership  Reporting
Compliance is incorporated herein by reference from the Proxy Statement.

Item 10. Executive Compensation

     Information concerning executive compensation is incorporated herein by reference from the Proxy Statement.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Proxy Statement.

Equity Compensation Plan Information

     The following table provides the information about the Company's common stock that may be issued upon the exercise of options and rights under all existing equity compensation plans as of June 30, 2003.


                                                                                              Number of securities
                                                                                            Remaining available for
                                                                                             future issuance under
                                                                                              Equity compensation
                                       Number of securities to       Weighted-average             plans as of
                                       be issued upon exercise       exercise price of           June 30, 2003
                                       of outstanding options,          outstanding          (excluding securities
                                      warrants and rights as of      options, warrants            reflected in
                                            June 30, 2003               and rights                column (a))
           Plan category                         (a)                        (b)                       (c)
                                     ---------------------------- ------------------------ ---------------------------

Equity compensation plans approved
by security holders

(1) 1992 Stock Option and
Incentive Plan                                 23,024                     $14.99                      ---

(2) 1998 Omnibus Incentive Plan                34,573                      12.53                     91,668
                                                 (1)                        (2)                       (1)

Equity compensation plans not
approved by security holders
                                               ------                     ------                     ------
Total                                          57,597                     $13.51                     91,668

     (1) Column (c) includes shares which are reserved for issuance as restricted stock grants under this plan but have not yet been awarded. Restricted stock grants that have already been made consist of shares that were purchased on the open market and are outstanding, some of which have vested as of the date hereof. These awards are not included in this chart.

     (2) Column (b) includes only the weighted-average price of stock options, as the restricted shares awarded under this plan have no exercise price.

Item 12. Certain Relationships and Related Transactions

     Information concerning certain relationships and related transactions is incorporated herein by reference from the Proxy Statement.

Item 13. Exhibits and Reports on Form 8-K

          (a) Exhibits

          See Index to Exhibits.

          (b) Reports on Form 8-K

     The Company filed a Form 8-K dated April 23, 2003, relating to its earnings release for the quarter ended March 31, 2003.

Item 14. Principal Accountant Fees and Services.

     The information required by this item is incorporated by reference to pages 9 through 10 of the Proxy Statement.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            FFW CORPORATION


Date: September 29, 2003                    By: /s/ Roger K. Cromer
                                                --------------------------------
                                                ROGER K. CROMER
                                                (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Roger K. Cromer                         /s/ Wayne W. Rees
-----------------------------------         ------------------------------------
ROGER K. CROMER                             WAYNE W. REES
President and Chief Executive Officer       Chairman of the Board
(Principal Executive and
   Operating Officer)

Date: September 29, 2003                    Date:    September 29, 2003

/s/ Timothy A. Sheppard                     /s/ Joseph W. McSpadden
-----------------------------------         ------------------------------------
TIMOTHY A. SHEPPARD                         JOSEPH W. McSPADDEN
Treasurer                                   Director
(Principal Accounting Officer)

Date: September 29, 2003                    Date:    September 29, 2003


/s/ J. Stanley Myers                        /s/ Ronald D. Reynolds
-----------------------------------         ------------------------------------
J. STANLEY MYERS                            RONALD D. REYNOLDS
Director                                    Director

Date: September 29, 2003                    Date:    September 29, 2003


/s/ Thomas L. Frank                         /s/ John N. Philippsen
-----------------------------------         ------------------------------------
THOMAS L. FRANK                             JOHN N. PHILIPPSEN
Director                                    Director

Date: September 29, 2003                    Date:    September 29, 2003

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

          3(ii)             By-Laws are incorporated by reference to Exhibit
                            3(ii) to the Issuer's Form 10-KSB for the fiscal year ended June 30, 2002.

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

                            (h) Salary Continuation Agreement between First
                            Federal Savings Bank of Wabash and Roger K. Cromer
                            dated January 2, 3003.                                                   10(h)

                            (i) Salary Continuation Agreement between First
                            Federal Savings Bank of Wabash and Timothy A.
                            Sheppard dated January 2, 3003                                           10(i)

                            (j) Salary Continuation Agreement between First
                            Federal Savings Bank of Wabash and Noah Smith dated
                            January 2, 3003.                                                         10(j)

                            (k) Amendment to First Federal Savings Bank of
                            Wabash Split Dollar Agreement between First Federal
                            Savings Bank of Wabash and Roger K. Cromer dated
                            June 30, 2003.                                                           10(k)

                            (l) Amendment to First Federal Savings Bank of
                            Wabash Split Dollar Agreement between First Federal
                            Savings Bank of Wabash and Timothy A. Sheppard dated
                            June 30, 2003.                                                           10(l)

                            (m) Amendment to First Federal Savings Bank of
                            Wabash Split Dollar Agreement between First Federal
                            Savings Bank of Wabash and Noah Smith dated June 30,
                            2003.                                                                    10(m)

                            (n) Amendment to First Federal Savings Bank of
                            Wabash Split Dollar Agreement between First Federal
                            Savings Bank of Wabash and Christine K. Noonan dated
                            June 30, 2003.                                                           10(n)

            11 Statement re: computation of per share earnings is incorporated to Note 2 of the Notes to Consolidated
                            Financial Statements included in the Annual Report to Security Holders under Exhibit 13

            13              Annual Report to Security Holders                                          13

            21              Subsidiaries of Registrant                                                 21


            23              Consents of Experts and Counsel                                            23

          31(1)             Certification required by 17 C.F.R.ss.240.13a-14(a)                      31(1)

          31(2)             Certification required by 17 C.F.R.ss.240.13a-14(a)                      31(2)

            32              Certification required by 18 U.S.C.ss.1350, as adopted                     32
                            pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
