Form 10QSB
period 2003-09-30
FFW CORP
filed 2003-11-14
CIK 895401

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003
                                       OR

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes _X_    No ___

           Transitional Small Business Disclosure Format (check one):

                                 Yes ___    No _X_

State the number of Shares outstanding of each of the issuer's classes of common equity, as of the latest date:


As of November 13, 2003, there were 1,292,229 shares of the Registrant's common stock issued and outstanding.

                                 FFW CORPORATION

                                      INDEX


PART I.  FINANCIAL INFORMATION                                          PAGE NO.

Item 1.    Consolidated Financial Statements

               Consolidated Balance Sheets for September 30, 2003           3
               and June 30, 2003

               Consolidated Statements of Income and                        4
               Comprehensive Income for the three months ended September 30, 2003 and 2002.

               Consolidated Statements of Cash Flows for the                5
               three months ended September 30, 2003 and 2002.

               Notes to Consolidated Financial Statements                   6


Item 2.    Management's Discussion and Analysis of Financial                8
            Condition and Results of Operations

Item 3.    Controls and Procedures                                         13


PART II. OTHER INFORMATION


            Items 1-6                                                      14

            Signature Page                                                 15

            Exhibit Index                                                  16

                                                     PART I: FINANCIAL INFORMATION
                                                            FFW CORPORATION
                                                      CONSOLIDATED BALANCE SHEETS

                                                                                          (Unaudited)
ASSETS :                                                                                 September 30       June 30
                                                                                            2003             2003
                                                                                       -------------    -------------
   Cash and due from financial institutions ........................................   $   5,051,943    $   8,235,956
   Interest-earning deposits in other financial institutions - short term ..........       1,179,714        1,588,877
                                                                                       -------------    -------------
      Cash and cash equivalents ....................................................       6,231,657        9,824,833
   Securities available for sale ...................................................      89,272,470       89,636,775
   Loans receivable, net of allowance for loan losses of $2,446,030 at September 30,
      2003 and $2,592,092 at June 30, 2003 .........................................     128,563,120      128,726,793
   Federal Home Loan Bank stock, at cost ...........................................       3,488,700        3,445,900
   Accrued interest receivable .....................................................       1,189,970        1,388,322
   Premises and equipment, net .....................................................       2,680,873        2,677,102
   Mortgage servicing rights asset .................................................         617,782          614,638
   Cash surrender value of life insurance ..........................................       4,785,021        4,718,031
   Other assets ....................................................................       2,540,630        1,738,687
                                                                                       -------------    -------------
         Total Assets ..............................................................   $ 239,370,223    $ 242,771,081
                                                                                       =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY:

Liabilities:
   Noninterest-bearing demand deposits .............................................   $  10,276,650    $  11,238,092
   Savings, NOW and MMDA deposits ..................................................      70,793,874       70,450,282
   Other time deposits .............................................................      78,114,573       81,758,120
                                                                                       -------------    -------------
      Total Deposits ...............................................................     159,185,097      163,446,494
   Federal Home Loan Bank advances .................................................      55,288,331       52,038,331
   Accrued interest payable ........................................................         641,752          120,640
   Accrued expenses and other liabilities ..........................................       1,524,481        3,525,548
                                                                                       -------------    -------------
         Total Liabilities .........................................................     216,639,661      219,131,013

Shareholders' Equity:

   Preferred stock, $.01 par; 500,000 shares authorized, none issued ...............            --               --
   Common stock, $.01 par; 2,000,000 shares authorized; issued: 1,829,828;
      outstanding: 1,292,229 - September 30, 2003; 1,311,800 - June 30, 2003 .......          18,298           18,298
   Additional paid-in capital ......................................................       9,345,123        9,345,123
   Retained earnings ...............................................................      19,657,976       19,266,267
   Accumulated other comprehensive income ..........................................        (194,678)         720,765
   Unearned management retention plan shares .......................................         (40,567)         (48,172)
   Treasury stock at cost, shares: 537,599 - September 30, 2003 and
      518,028 - June 30, 2003 ......................................................      (6,055,590)      (5,662,213)
                                                                                       -------------    -------------
         Total Shareholders' Equity ................................................      22,730,562       23,640,068
                                                                                       -------------    -------------

                     Total Liabilities and Shareholders' Equity ....................   $ 239,370,223    $ 242,771,081
                                                                                       =============    =============

                            See accompanying notes.


                          PART I: FINANCIAL INFORMATION
                                 FFW CORPORATION
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                              Three Months Ended
                                                                 September 30
                                                             2003           2002
                                                         -----------    -----------
Interest and dividend income :
   Loans, including fees..............................   $ 2,271,094    $ 2,735,061
   Taxable securities.................................       629,209        748,365
   Nontaxable securities..............................       252,716        229,186
   Other interest-earning assets .....................         6,231         23,869
                                                         -----------    -----------
      Total interest income ..........................     3,159,250      3,736,481

Interest expense :
   Deposits ..........................................       935,749      1,314,668
   Other .............................................       635,599        707,632
                                                         -----------    -----------
      Total interest expense .........................     1,571,348      2,022,300
                                                         -----------    -----------

Net interest income ..................................     1,587,902      1,714,181

   Provision for loan losses .........................       210,000        225,000
                                                         -----------    -----------

Net interest income after provision for loan losses ..     1,377,902      1,489,181

Non-interest income :
   Net gain on sale of securities ....................         3,712          1,222
   Net gain on sale of loans .........................       270,663        180,183
   Commission income .................................        35,761         39,306
   Service charges and fees ..........................       157,490        234,012
   Earnings on life insurance ........................        73,101         16,258
   Other .............................................        16,373         13,270
                                                         -----------    -----------
      Total non-interest income ......................       557,100        484,251

Non-interest expense :
   Compensation and benefits .........................       579,353        579,905
   Occupancy and equipment ...........................       103,951        100,272
   Deposit insurance premium .........................        18,926         18,028
   Regulatory assessment .............................        15,431         23,538
   Correspondent bank charges ........................        60,967         55,567
   Data processing expense ...........................       128,511        119,361
   Printing, postage and supplies ....................        38,879         38,353
   Amortization of core deposit premium ..............          --           18,286
   Other .............................................       293,328        244,199
                                                         -----------    -----------
      Total non-interest expense .....................     1,239,346      1,197,509
                                                         -----------    -----------

Income before income taxes ...........................       695,656        775,923

   Income tax expense ................................        94,059        200,183
                                                         -----------    -----------

Net income ...........................................   $   601,597    $   575,740
                                                         ===========    ===========

   Change in unrealized appreciation (depreciation) on
   securities available for sale, net of tax .........      (915,443)       716,854
                                                         -----------    -----------
Comprehensive income .................................   $  (313,846)   $ 1,292,594
                                                         ===========    ===========

Earnings per common share :
   Basic .............................................   $       .46    $       .42
   Diluted ...........................................   $       .45    $       .42

                            See accompanying notes.

                          PART I: FINANCIAL INFORMATION
                                 FFW CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    Three Months Ended
                                                                       September 30
                                                                   2003            2002
                                                              ------------    ------------
Cash flows from operating activities :
   Net income .............................................   $    601,597    $    575,740
   Adjustments to reconcile net income to net cash
      from operating activities :
      Depreciation and amortization .......................        303,195         113,795
      Provision for loan losses ...........................        210,000         225,000
      Net (gains) losses on sale of :
         Securities .......................................         (3,712)         (1,222)
         Loans held for sale ..............................       (270,663)       (180,183)
         REOs and repossessed assets ......................            626           1,981
      Originations of loans held for sale .................    (13,972,750)     (8,741,414)
      Proceeds from sale of loans held for sale ...........     14,120,453       8,834,183
      Increase in cash surrender value of life insurance ..        (66,990)        (15,282)
      Amortization of MRP contribution ....................          7,605           9,387
      Net change in accrued interest receivable and other
         assets ...........................................        373,723         205,634
      Amortization of core deposit intangibles ............           --            18,286
      Net change in accrued interest payable
         and other liabilities ............................     (1,479,955)        460,907
                                                              ------------    ------------
         Net cash from operating activities ...............       (176,871)      1,506,812

Cash flows from investing activities :
   Proceeds from :
      Sales and calls of securities available for sale ....      3,540,191       3,252,317
      Maturities of securities available for sale .........        240,000         150,000
      Sales of REOs and repossessed assets ................        105,624         185,185

   Purchase of:
      Securities available for sale .......................     (7,688,649)     (7,069,083)
      FHLB stock ..........................................        (42,800)            --
      Life insurance ......................................           --        (4,500,000)
   Principal collected on mortgage-backed securities ......      2,891,203       3,097,579
   Net change in loans receivable .........................       (795,827)      5,050,797
   Purchases of premises and equipment, net ...............        (51,385)        (33,957)
                                                              ------------    ------------
      Net cash from investing activities ..................     (1,801,643)        132,838

Cash flows from financing activities :
   Net change in deposits .................................     (4,261,397)      2,591,502
   Proceeds from borrowings ...............................      9,000,000            --
   Repayment on borrowings ................................     (5,750,000)     (5,500,000)
   Purchase of treasury stock .............................       (393,377)       (167,280)
   Cash dividends paid ....................................       (209,888)       (204,492)
                                                              ------------    ------------
      Net cash from financing activities ..................     (1,614,662)     (3,280,270)

Net change in cash and cash equivalents ...................     (3,593,176)     (1,640,620)
Beginning cash and cash equivalents .......................      9,824,833       9,318,513
                                                              ------------    ------------
Ending cash and cash equivalents ..........................   $  6,231,657    $  7,677,893
                                                              ============    ============

Supplemental disclosure of cash flow information
Transfer of loans to REO and repossessed assets ...........   $    749,500    $    285,875


                            See accompanying notes.

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

     In the opinion of management, the Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) necessary to represent fairly the financial condition of FFW Corporation as of September 30, 2003 and June 30, 2003 and the results of its operations, for the three months ended September 30, 2003 and 2002. Financial Statement reclassifications have been made for the prior period to conform to classifications used as of and for the period ended September 30, 2003.

     Operating results for the three months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2004.


(2) Earnings Per Share:

     Basic earnings per share are calculated solely on weighted-average common shares outstanding. Diluted earnings per share will reflect the potential dilution of stock options and other common stock equivalents. For the three month periods ending September 30, 2003 and 2002, the weighted average shares outstanding in calculating basic earnings per share were 1,304,567 and 1,364,507 while the weighted average number of shares for diluted earnings per share were 1,326,791 and 1,380,315.


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

                                                   Three Months Ending
                                                      September 30,
                                                 2003             2002
                                                 ----             ----

Net income as reported                         $601,597         $575,740

Less:  Stock-based compensation
 expense determined under fair value
 based method                                     5,314            7,370
                                               --------         --------

Pro forma net income                           $596,283         $568,370
                                               ========         ========

Basic earnings per share as reported           $    .46         $    .42
Pro forma basic earnings per share                  .46              .42

Diluted earnings per share as reported              .45              .42
Pro forma diluted earnings per share                .45              .41


     There were no stock options granted during the three months ended September 30, 2003 or 2002.

     In future years, as additional options are granted, the proforma effect on net income and earnings per share may increase. Stock options are used to reward directors and certain executive officers and provide them with an additional equity interest. Options are issued for ten year periods and have varying vesting schedules.


(4) Recently Adopted Accounting Standards:

     On July 1, 2003, the Company adopted Interpretation 45, Guarantor's Accounting and Disclosure Requirements for Guarantees. On July 1, 2003, the Company adopted Statement 149, amendment of Statement 133 on Derivative Instruments and Hedging Activities, and Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities. On October 1, 2003, the Company adopted Interpretation 46, Consolidation of Variable Interest Entities. Adoption of the new standards did not materially affect the Company's operating results or financial condition.

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


CRITICAL ACCOUNTING POLICIES

     Certain of the Company's accounting policies are important to the portrayal of the Company's financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances that could effect these judgments include, but without limitation, changes in interest rates, in the performance of the economy or in the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses ("ALL") and the valuation of mortgage servicing rights.

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

Mortgage Servicing Rights: Servicing rights represent the allocated value of servicing rights retained on loans sold. Servicing rights are expensed in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on the fair value of the rights, using groupings of the underlying loans as to interest rates and prepayment characteristics. Any impairment of a grouping is reported as a valuation allowance. As of September 30, 2003, mortgage servicing rights had a carrying value of $618,000.

       COMPARISON OF THREE MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002

     Net income for the three-month period ended September 30, 2003 was $602,000 compared to net income of $576,000 for the equivalent period in 2002. The increase of $26,000 for the three month period was primarily the result of increased non-interest income combined with a lower effective tax rate due to increased nontaxable income and reduced provision for loan losses that was partially offset by lower net interest income and increased non-interest expense for the period ended September 30, 2003 compared to September 30, 2002.

     Diluted earnings per common share were $0.45 for the three-month period ended September 30, 2003 compared to $0.42 for the equivalent period in 2002. Return on average shareholders' equity was 10.26% for the three months ended September 30, 2003, compared to 10.01% in 2002. The return on total average assets was 1.00% for the three-month period ended September 30, 2003, compared to 0.96% in 2002.


NET INTEREST INCOME

     The net interest income for the three-month period ended September 30, 2003, was $1,588,000 compared to $1,714,000, a decrease of 7.4% over the same period in 2002, resulting in a net interest margin of 2.82% compared to 3.01% in 2002.

     Total average earning assets decreased $2,159,000 for the three-month period ended September 30, 2003, over the comparative period in 2002. This decrease was primarily due to the average cash surrender value of life insurance being $3.8 million higher in fiscal 2004. Total average investment securities increased $12.9 million while total average loans decreased $11.9 million comparing the three-months ended September 30, 2003 and 2002. The yields on total average earning assets were 5.62% and 6.56% for the three-month periods ended September 30, 2003, and 2002 as loans refinanced to lower rates, balances declined and were replaced with securities. The yields on total average interest-bearing liabilities were 3.09% and 3.97% for the three-month periods ended September 30, 2003, and 2002 as the cost of deposits and borrowings reduced by 0.97% and 0.66%.

     The following tables set forth consolidated information regarding average balances and rates.


                                                      FFW Corp
                                                Three Months Ending
                                               (Dollars in thousands)

                                                             9/30/2003                                 9/30/2002
                                               Average                    Average          Average                    Average
Interest-earning assets:                       Balance        Interest      Rate           Balance       Interest      Rate
------------------------                       -------        --------      ----           -------       --------      ----
Loans                                          $130,234        $2,271       6.94%          $142,120       $2,735       7.63%
Securities                                       91,798           882       3.85%            78,863          978       4.96%
Other interest-earning assets                     2,410             6       0.99%             5,618           24       1.69%
                                               --------        ------                      --------       ------
   Total interest-earning assets                224,442         3,159       5.62%           226,601        3,737       6.56%


Non interest-earning assets:
Cash and due from                                 6,267                                       5,277
Allowance for loan losses                        (2,551)                                     (2,390)
Other non interest-earning assets                11,568                                       7,357
                                               --------                                    --------
   Total assets                                $239,726                                    $236,845
                                               ========                                    ========

Interest-bearing liabilities:

Interest-bearing deposits                      $150,763           936       2.47%          $151,474        1,315       3.44%
FHLB advances                                    51,807           635       4.88%            50,728          708       5.54%
                                               --------        ------                      --------       ------
   Total interest-bearing liabilities           202,570         1,571       3.09%           202,202        2,023       3.97%
                                               --------        ------                      --------       ------


Non interest-bearing deposit accounts            11,011                                       9,640
Other non interest-bearing liabilities            2,815                                       2,248
                                               --------                                    --------
   Total liabilities                            216,396                                     214,090
Shareholders' equity                             23,330                                      22,755
                                               --------                                    --------
   Total liabilities and shareholders' equity  $239,726                                    $236,845
                                               ========                                    ========
Net interest income                                           $ 1,588                                    $ 1,714
                                                              =======                                    =======
Net interest margin                                                         2.82%                                      3.01%
                                                                            ====                                       ====

PROVISION FOR LOAN LOSSES

     The provision for loan losses was $210,000 for the three month period ended September 30, 2003 and $225,000 for the same period in 2002. Changes in the provision for loan losses are attributable to management's analysis of the adequacy of the allowance for loan losses (ALL) to address probable and incurred losses. Net charge-offs of $356,000 have been recorded for the three month period ended September 30, 2003, compared to $320,000 of net charge-offs for the same period in 2002. For the three month periods ended September 30, 2003, gross charge-offs were $388,000. The ALL was $2,466,000 or 1.90% of net loans as of September 30, 2003 compared to $2,592,000 or 2.01% of net loans at June 30, 2003. Non-performing loans, which include non-accruing loans and accruing loans delinquent more than 90 days, were $1,742,000 at September 30, 2003 compared to $2,616,000 at June 30, 2003. This reduction in nonperforming loans includes the transfer of $750,000 to REO and repossessed assets that occurred in the quarter ended September 30, 2003. Management believes that the Bank will realize the carrying value of these other assets upon their sale. Based on an analysis of the collateral on these loans, management believes that the reserves currently allocated in the ALL on these loans are adequate to absorb the currently estimated potential losses on these loans.

     The Company establishes an ALL based on an evaluation of risk factors in the loan portfolio and changes in the nature and volume of its loan activity. This evaluation includes, among other factors, the level of the Company's classified and non-performing assets and their estimated value, the economic outlook and the resulting impact on real estate and other values in the Company's primary market area, regulatory issues and historical loan loss experience. Although management believes it uses the best information available to determine the ALL, unforeseen market conditions or other unforeseen events could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the determination. In addition, a determination by the Company's main operating subsidiary, the Bank, as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS which may order the establishment of additional general or specific reserve allowances. It is management's opinion that the ALL is adequate to absorb existing losses in the loan portfolio as of September 30, 2003.


NON-INTEREST INCOME

     Non-interest income for the three-month period ended September 30, 2003 was $557,000 compared to $484,000 for the same period in 2002. The three-month increase of $73,000 from the prior period benefited from a $57,000 increase in earnings on the cash surrender value of bank owned life insurance that was purchased in September 2002. Net gain on sale of loans increased $90,000 but was offset by a $77,000 decrease in service fees and charges. Service fees and charges were lower due to $120,000 amortization of the mortgage servicing rights asset for the three-month period ended September 30, 2003 compared to $46,000 amortization for the period ended September 30, 2002. Net gain on sale of securities, commission income and other non-interest income were relatively unchanged from fiscal 2003.


NON-INTEREST EXPENSE

     Non-interest expense for the three-month period ended September 30, 2003, was $1,239,000, an increase of $42,000, or 3.5%, compared to the same period in 2002. Other non-interest expense increased $49,000 from the prior year due primarily to higher professional, loan and real estate owned expense including $20,000 in higher expenses on bank owned life insurance. The Company completed, as of June 2003, the amortization of the core deposit premium associated with the 1997 purchase of the South Whitley branch and will realize the accompanying $18,000 per quarter expense reduction compared to fiscal 2003. For the three-month period ended September 30, 2003, compensation and employee benefits decreased 0.1%, occupancy and equipment expense increased 3.7%, data processing expense increased 7.7% and all other non-interest expense increased 7.4% over the same period in 2002.


INCOME TAXES

     The provisions for income taxes for the three-month period ended September 30, 2003, were $94,000 compared to $200,000 for the same period in 2002. The provision for income taxes dropped for the three months ended September 30, 2003 due to lower net income before taxes, a lower effective tax rate stemming from increased nontaxable securities income and nontaxable income from the cash surrender value of bank owned life insurance purchased in September 2002. Additionally, the Bank's state tax expense is lower in fiscal 2004 due to the establishment, effective May 2003, of a domestic operating subsidiary that manages a portion of the Bank's investment portfolio. The subsidiary is located in a state with no corporate income tax.

REGULATORY CAPITAL REQUIREMENTS

     The Bank is required to maintain specific amounts of regulatory capital pursuant to regulations of the OTS. At September 30, 2003, the Bank exceeded all regulatory capital standards as is shown in the following table.

                                                                                             Minimum
                                                                                            To Be Well
                                                                   Minimum               Capitalized Under
                                                                  For Capital            Prompt Corrective
                                          Actual                Adequacy Purposes         Action Provisions
                                          ------                -----------------         -----------------
                                       Amount     Ratio         Amount      Ratio         Amount    Ratio
                                       ------     -----         ------      -----         ------    -----

As of September 30, 2003
   Total Risk-Based Capital           $ 20,841      14.27%      $11,680       8.00%        $14,601   10.00%

   Tier I (Core) Capital                19,009      13.02%        5,840       4.00%          8,760    6.00%
       (to risk weighted assets)
   Tier I (Core) Capital                19,009       8.07%        9,418       4.00%         11,772    5.00%
       (to adjusted total assets)

                                 PART I: ITEM 3
                                 FFW CORPORATION

                             CONTROLS AND PROCEDURES


     As of the end of the fiscal quarter covered by this report, an evaluation was carried out under the supervision and with the participation of FFW Corporation's management, including our Chief Executive Officer and Chief Financial Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Accounting Officer have concluded that the Company's disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by FFW Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     Subsequent to the date of their evaluation, our Chief Executive Officer and Chief Financial Accounting Officer have concluded that there were no significant changes in FFW Corporation's internal controls or in other factors that could significantly affect its internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           Part II - Other Information

     As of September 30, 2003, management is not aware of any current recommendations by regulatory authorities which, if they were to be implemented, would have or are reasonably likely to have a material adverse effect on the Company's liquidity, capital resources or operations.

Item 1  -  Legal Proceedings

         Not Applicable.

Item 2  -  Changes in Securities

         Not Applicable.

Item 3  -  Defaults upon Senior Securities

         Not Applicable.

Item 4  -  Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Shareholders (the "Meeting") of FFW Corporation was held on October 28, 2003. The matters approved by shareholders at the Meeting and the number of votes cast for, against or withheld (as well as the number of abstentions and broker non-votes) as to each matter are set below:



                  PROPOSAL                                            NUMBER OF VOTES
                  --------                                            ---------------
                                                                      FOR           WITHHELD
                                                                      ---           --------
Election of the following Directors for a three-year term
         Wayne W. Rees...........................................     1,152,228     4,420
         Ronald D. Reynolds......................................     1,152,893     3,755

                                                                      FOR           AGAINST          ABSTAIN
                                                                      ---           -------          -------
Ratification of Crowe Chizek and Company LLC as
auditors for the fiscal year ending June 30, 2004................     1,149,570     6,565             513



Item 5  -  Other Information

         Not Applicable

Item 6  -  Exhibits and Reports on Form 8-K

      (a)    Exhibits
                 31(1) Certification required by 17 C.F.R. Section 240.13a-14(a) 31(2) Certification required by 17 C.F.R. Section 240.13a-14(a) 32 Certification pursuant to 18 U.S.C. Section 1350

      (b)    Reports on Form 8-K
               Form 8-K for Fiscal Year End Earnings Release filed on July 28, 2003.

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      FFW CORPORATION
                                      Registrant



Date:    November 13, 2003            By: /s/ Roger K. Cromer
                                          --------------------------------------
                                          Roger K. Cromer
                                          President and Chief Executive Officer


Date:    November 13, 2003            By: /s/ Timothy A. Sheppard
                                          --------------------------------------
                                          Timothy A. Sheppard
                                          Treasurer and Chief Accounting Officer

                                  EXHIBIT INDEX


Exhibit No.   Description of Exhibit                                      Page
-----------   ----------------------                                      ----
     31(1)    Certification required by 17 C.F.R. Section 240.13a-14(a)    17

     31(2)    Certification required by 17 C.F.R. Section 240.13a-14(a)    18

     32       Certification pursuant to 18 U.S.C. Section 1350             19