Form 10QSB
period 2003-12-31
FFW CORP
filed 2004-02-13
CIK 895401

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2003
                                       OR

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

State the number of Shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


As of February 12, 2004, there were 1,300,229 shares of the Registrant's common stock issued and outstanding.

           Transitional Small Business Disclosure Format (check one):

                                 Yes ___ No _X_

                                 FFW CORPORATION

                                      INDEX


PART I.     FINANCIAL INFORMATION                                       PAGE NO.

Item 1.       Financial Statements

                  Consolidated Balance Sheets for December 31, 2003          3
                  and June 30, 2003

                  Consolidated Statements of Income and                      4
                  Comprehensive Income for the three and six months ended December 31, 2003 and 2002.

                  Consolidated Statements of Cash Flows for the              5
                  six months ended December 31, 2003 and 2002.

                  Notes to Consolidated Financial Statements                 6


Item 2.       Management's Discussion and Analysis of Financial              8
               Condition and Plan of Operation

Item 3.       Controls and Procedures                                       15

PART II.    OTHER INFORMATION


               Items 1-6                                                    16

               Signature Page                                               17

               Exhibit Index                                                18

                                                 PART I: FINANCIAL INFORMATION
                                                        FFW CORPORATION
                                                  CONSOLIDATED BALANCE SHEETS


                                                                                             (Unaudited)
ASSETS :                                                                                     December 31        June 30
                                                                                                 2003             2003
                                                                                            -------------    -------------
         Cash and due from financial institutions .......................................   $   5,775,477    $   8,235,956
         Interest-earning deposits in other financial institutions - short term .........       3,465,751        1,588,877
                                                                                            -------------    -------------
                  Cash and cash equivalents .............................................       9,241,228        9,824,833
         Securities available for sale ..................................................      85,473,127       89,636,775
         Loans receivable, net of allowance for loan losses of $2,646,619 at December 31,
                  2003 and $2,592,092 at June 30, 2003 ..................................     132,472,529      126,018,943
         Loans held for sale ............................................................         172,200        2,707,850
         Federal Home Loan Bank stock, at cost ..........................................       3,532,500        3,445,900
         Accrued interest receivable ....................................................       1,334,120        1,388,322
         Premises and equipment, net ....................................................       2,924,211        2,677,102
         Mortgage servicing rights ......................................................         622,580          614,638
         Cash surrender value of life insurance .........................................       4,852,011        4,718,031
         Other assets ...................................................................       2,515,122        1,738,687
                                                                                            -------------    -------------
                           Total Assets..................................................   $ 242,967,428    $ 242,771,081
                                                                                            =============    =============


LIABILITIES AND SHAREHOLDERS' EQUITY:

Liabilities:
         Noninterest-bearing demand deposits ............................................   $  11,070,195    $  11,238,092
         Savings, NOW and MMDA deposits .................................................      69,239,412       70,450,282
         Other time deposits ............................................................      77,941,050       81,758,120
                                                                                            -------------    -------------
                  Total Deposits.........................................................     158,250,657      163,446,494
         Federal Home Loan Bank advances ................................................      59,907,919       52,038,331
         Accrued interest payable .......................................................         128,402          120,640
         Accrued expenses and other liabilities..........................................       1,434,797        3,525,548
                                                                                            -------------    -------------
                  Total Liabilities .....................................................     219,721,775      219,131,013

Shareholders' Equity:

         Preferred stock, $.01 par; 500,000 shares authorized, none issued ..............              --               --
         Common stock, $.01 par; 2,000,000 shares authorized; issued: 1,829,828;
              outstanding: 1,300,229 - December 31, 2003; 1,311,800 - June 30, 2003 .....          18,298           18,298
         Additional paid-in capital .....................................................       9,385,518        9,345,123
         Retained earnings ..............................................................      20,087,156       19,266,267
         Accumulated other comprehensive income (loss) ..................................        (177,917)         720,765
         Unearned management retention plan shares ......................................        (101,892)         (48,172)
         Treasury stock at cost, shares: 529,599 - December 31, 2003 and
                  518,028 - June 30, 2003 ...............................................      (5,965,510)      (5,662,213)
                                                                                            -------------    -------------
                         Total Shareholders' Equity .....................................      23,245,653       23,640,068
                                                                                            -------------    -------------
                           Total Liabilities and Shareholders' Equity ...................   $ 242,967,428    $ 242,771,081
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



                                                     PART I: FINANCIAL INFORMATION
                                                            FFW CORPORATION
                                      CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                                              (Unaudited)


                                                                   Three Months Ended            Six Months Ended
                                                                       December 31                 December 31
                                                                   2003         2002           2003           2002
                                                               -----------   -----------    -----------    -----------
Interest and dividend income :
         Loans, including fees .............................   $ 2,179,033   $ 2,644,205    $ 4,450,127    $ 5,379,266
         Taxable securities ................................       669,569       682,775      1,298,778      1,431,140
         Nontaxable securities .............................       243,749       244,680        496,465        473,866
         Other interest-earning assets .....................        12,090        16,001         18,321         39,870
                                                               -----------   -----------    -----------    -----------
                  Total interest income ....................     3,104,441     3,587,661      6,263,691      7,324,142

Interest expense :
         Deposits ..........................................       905,925     1,218,926      1,841,674      2,533,594
         Other .............................................       639,895       676,131      1,275,494      1,383,763
                                                               -----------   -----------    -----------    -----------
                  Total interest expense ...................     1,545,820     1,895,057      3,117,168      3,917,357
                                                               -----------   -----------    -----------    -----------

Net interest income ........................................     1,558,621     1,692,604      3,146,523      3,406,785

         Provision for loan losses .........................       210,000       405,000        420,000        630,000
                                                               -----------   -----------    -----------    -----------

Net interest income after provision for loan losses ........     1,348,621     1,287,604      2,726,523      2,776,785

Non-interest income :
         Net gain on sale of securities ....................            --          (641)         3,712            581
         Net gain on sale of loans .........................        85,204       357,692        355,867        537,875
         Commission income .................................        56,026        48,179         91,787         87,485
         Service charges and fees ..........................       331,396       157,237        488,886        391,249
         Earnings on life insurance ........................        73,101        73,161        146,202         89,419
         Other .............................................        67,908        10,922         84,281         24,192
                                                               -----------   -----------    -----------    -----------
                  Total non-interest income ................       613,635       646,550      1,170,735      1,130,801

Non-interest expense :
         Compensation and benefits .........................       582,545       580,504      1,161,898      1,160,409
         Occupancy and equipment ...........................       105,833       101,500        209,784        201,772
         Deposit insurance premium .........................        18,405        18,474         37,331         36,502
         Regulatory assessment .............................        16,131        24,288         31,562         47,826
         Correspondent bank charges ........................        66,160        64,890        127,127        120,457
         Data processing expense ...........................       129,303       121,863        257,814        241,224
         Printing, postage and supplies ....................        38,018        41,772         76,897         80,125
         Amortization of core deposit premium ..............            --        21,286             --         39,572
         Other .............................................       323,398       192,377        616,726        436,576
                                                               -----------   -----------    -----------    -----------
                  Total non-interest expense ...............     1,279,793     1,166,954      2,519,139      2,364,463
                                                               -----------   -----------    -----------    -----------

Income before income taxes .................................       682,463       767,200      1,378,119      1,543,123

         Income tax expense ................................        48,378       150,550        142,437        350,733
                                                               -----------   -----------    -----------    -----------
Net income .................................................   $   634,085   $   616,650    $ 1,235,682    $ 1,192,390
                                                               ===========   ===========    ===========    ===========

         Change in unrealized appreciation (depreciation) on
         securities available for sale, net of tax .........        16,761       451,864       (898,682)       592,978
                                                               -----------   -----------    -----------    -----------
Comprehensive income .......................................   $   650,846   $ 1,068,514    $   337,000    $ 1,785,368
                                                               ===========   ===========    ===========    ===========

Earnings per common share :
         Basic                                                 $       .49   $       .46    $       .95    $       .88
         Diluted                                               $       .48   $       .45    $       .94    $       .87




                                                        See accompanying notes.

                                           PART I: FINANCIAL INFORMATION
                                                  FFW CORPORATION
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (Unaudited)


                                                                                         Six Months Ended
                                                                                            December 31
                                                                                       2003            2002
                                                                                  ------------    ------------
Cash flows from operating activities :
         Net income ...........................................................   $  1,235,682    $  1,192,390
         Adjustments to reconcile net income to net cash
              from operating activities :
             Depreciation and amortization ....................................        483,545         395,248
             Provision for loan losses ........................................        420,000         630,000
             Net (gains) losses on sale of :
                  Securities ..................................................         (3,712)           (581)
                  Loans held for sale .........................................       (355,867)       (537,875)
                  REOs and repossessed assets .................................        (51,978)          8,481
             Originations of loans held for sale ..............................    (17,863,884)    (26,939,734)
             Proceeds from sale of loans held for sale ........................     18,062,549      27,208,214
             Increase in cash surrender value of life insurance ...............       (133,980)        (84,051)
             Amortization of MRP contribution .................................         15,880          17,586
             Net change in accrued interest receivable and other
                      assets ..................................................        177,612          72,364
             Amortization of core deposit intangibles .........................             --          36,573
             Net change in accrued interest payable
                  and other liabilities .......................................     (2,082,989)        630,532
                                                                                  ------------    ------------
                  Net cash from operating activities ..........................        (97,142)      2,629,147

Cash flows from investing activities :
             Proceeds from :
                  Sales and calls of securities available for sale ............      6,540,191       5,302,317
                  Maturities of securities available for sale .................        955,000         150,000
                  Sales of REOs and repossessed assets ........................        321,128         214,635
             Purchase of:
                  Securities available for sale ...............................    (10,189,760)    (18,378,436)
                  FHLB stock ..................................................        (86,600)             --
                  Life insurance ..............................................             --      (4,500,000)
             Principal collected on mortgage- backed securities ...............      5,462,020      10,167,506
             Net change in loans receivable ...................................     (5,072,236)      9,884,857
             Purchases of premises and equipment, net .........................       (342,662)        (77,169)
                                                                                  ------------    ------------
                  Net cash from investing activities ..........................     (2,412,919)      2,763,710

Cash flows from financing activities :
            Net change in deposits ............................................     (5,195,837)      2,705,066
            Proceeds from borrowings ..........................................     22,500,000       3,000,000
            Repayment on borrowings ...........................................    (14,630,412)    (11,621,597)
            Purchase of treasury stock ........................................       (393,377)       (331,280)
            Proceeds from stock options .......................................         60,875              --
            Cash dividends paid ...............................................       (414,793)       (406,508)
                                                                                  ------------    ------------
                  Net cash from financing activities ..........................      1,926,456      (6,654,319)

Net change in cash and cash equivalents .......................................       (583,605)     (1,261,462)
Beginning cash and cash equivalents ...........................................      9,824,833       9,318,513
                                                                                  ------------    ------------
Ending cash and cash equivalents ..............................................   $  9,241,228    $  8,057,051
                                                                                  ============    ============

Supplemental disclosure of cash flow information
Transfer of loans to REO and repossessed assets ...............................   $    906,500    $    308,175


                                                        See accompanying notes

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

     In the opinion of management, the Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) necessary to represent fairly the financial condition of FFW Corporation as of December 31, 2003 and June 30, 2003 and the results of its operations, for the three and six months ended December 31, 2003 and 2002. Financial Statement reclassifications have been made for the prior period to conform to classifications used as of and for the period ended December 31, 2003.

     Operating results for the three and six months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2004.


(2)  Earnings Per Share:

     Basic earnings per share are calculated solely on weighted-average common shares outstanding. Diluted earnings per share reflect the potential dilution of stock options and other common stock equivalents. For the three and six month periods ending December 31, 2003, the weighted average shares outstanding in calculating basic earnings per share were 1,290,059 and 1,295,088 while the weighted average number of shares for diluted earnings per share were 1,316,803 and 1,319,572. For the three and six month periods ending December 31, 2002, the weighted average shares outstanding in calculating basic earnings per share were 1,344,415 and 1,351,502 while the weighted average number of shares for diluted earnings per share were 1,360,237 and 1,367,317.


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

                                                Three Months Ending         Six Months Ending
                                                   December 31,                December 31,
                                                 2003       2002           2003           2002
                                               --------   --------      ----------     ----------

Net income as reported                         $634,085   $616,650      $1,235,682     $1,192,390

Less:  Stock-based compensation
 expense determined under fair value
 based method                                     5,314      7,370          10,628         14,741
                                               --------   --------      ----------     ----------
Pro forma net income                           $628,771   $609,280      $1,225,054     $1,177,649
                                               ========   ========      ==========     ==========

Basic earnings per share as reported           $    .49   $    .46      $      .95     $      .88
Pro forma basic earnings per share                  .49        .45             .95            .87

Diluted earnings per share as reported              .48        .45             .94            .87
Pro forma diluted earnings per share                .48        .45             .93            .86



     There were no stock options granted during the six months ended December 31, 2003 or 2002.

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

Mortgage Servicing Rights: Servicing rights represent the allocated value of servicing rights retained on loans sold. Servicing rights are expensed in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on the fair value of the rights, using groupings of the underlying loans as to interest rates and prepayment characteristics. Any impairment of a grouping is reported as a valuation allowance. As of December 31, 2003, mortgage servicing rights had a carrying value of $623,000.


FINANCIAL CONDITION

Total assets were $243.0 million at December 31, 2003, up slightly from $242.8 million at June 30, 2003. Growth in net loans receivable was offset by a $4.2 million, or 4.6%, reduction in securities available for sale and a decrease in deposits was offset by an increase in FHLB advances.

Net loans receivable increased $6.3 million, or 5.0%, from $126.0 million at June 30, 2003 to $132.3 million at December 31, 2003. The increases in the loan portfolio were comprised primarily of $6.8 million in residential mortgages, $1.4 million in home equity and improvement loans and $0.7 million in automobile and other consumer loans while nonresidential and commercial loans decreased $2.6 million. The increase in residential mortgages reflects renewed interest in adjustable rate loans, primarily five year hybrids, which the Company retains on its balance sheet. The Company primarily sells its fixed rate mortgages in the secondary market with terms of 15 years or longer.

Total deposits decreased $5.2 million, or 3.2%, to $158.3 million at December 31, 2003. Management will continue to control the overall increases in interest rates in deposits by targeting certain terms and offering "specials" rather than making across the board increases in interest rates on all deposit products. FHLB advances increased $7.9 million, or 15.1%, to $59.9 million at December 31, 2003. The additional advances all had maturities of six months or less.

Total shareholders' equity decreased $394,000 to $23.2 million at December 31, 2003. The decrease primarily resulted from an $899,000 decrease in unrealized appreciation on securities available for sale, net of tax, cash dividends of $415,000 and treasury stock purchases of $393,000, as those items more that offset net income for the six months.


COMPARISON OF THE THREE AND SIX-MONTH PERIODS ENDED DECEMBER 31, 2003 AND 2002

Net income for the three and six-month periods ended December 31, 2003 was $634,000 and $1,236,000 compared to net income of $617,000 and $1,192,000 for the equivalent periods in 2002. The increase of $17,000, 2.8%, for the three-month period ended December 31, 2003 was a combination of reduced provision for loan losses combined with a lower effective tax rate that was partially offset by lower net interest and non-interest income and increased non-interest expense. For the comparable six-month periods, the increase of $43,000, 3.6%, was a combination of reduced provision for loan losses combined with a lower effective tax rate and increased non-interest income that was partially offset by lower net interest income and increased non-interest expense.

Diluted earnings per common share were $0.48 for the three-month period ended December 31, 2003 compared to $0.45 for the equivalent period in 2002. For the comparable six-month periods, diluted earnings per common share were $0.94 in 2003 and $0.87 in 2002. Return on average shareholders' equity was 10.96% for the three months and 10.61% for the six-months ended December 31, 2003, compared to 10.52% and 10.28% in 2002. The return on total average assets was 1.04% and 1.02% for the three and six-month periods ended December 31, 2003, compared to 1.04% and 1.00% in 2002.


NET INTEREST INCOME

The net interest income for the three-month period ended December 31, 2003, was $1,558,000 compared to $1,692,000, a decrease of 7.9% over the same period in 2002. Accordingly, the Company's net interest margin was 2.73% compared to 3.04% in 2002. The net interest income for the six-month period ended December 31, 2003, was $3,146,000 compared to $3,406,000, a decrease of 7.6% over the same period in 2002. Accordingly, the Company's net interest margin was 2.78% compared to 3.03% in 2002.

Total average earning assets increased $5.9 and $1.8 million, respectively, for the three and six-month periods ended December 31, 2003, over the comparative periods in 2002. Total average investment securities increased $9.0 and $11.0 million for the three and six-month periods over one-year ago. Total average loans decreased $2.0 and $6.9 million for the three and six-month periods over one-year ago. The yields on total average earning assets were 5.44% and 6.46% for the three-month periods ended December 31, 2003, and 2002 and 5.53% and 6.48% for the six-month periods. The decline in yield was due to adjustable rate loans repricing to lower rates, as well as the decline in loan balances and the corresponding increase in lower yielding securities. The cost of funds on total average interest-bearing liabilities were 2.98% and 3.77% for the three-month periods ended December 31, 2003, and 2002 and 3.03% and 3.87% for the six-month periods.

The following tables set forth consolidated information regarding average balances and rates.

                                                              FFW Corp
                                                        Three Months Ending
                                                       (Dollars in thousands)

                                                                     12/31/2003                                 12/31/2002
                                                        Average                    Average          Average                  Average
Interest-earning assets:                                Balance       Interest       Rate           Balance      Interest      Rate
                                                       --------       --------     -------         --------      --------    -------
Loans                                                  $133,436        $2,179       6.50%          $135,402       $2,644       7.75%
Securities                                               90,884           913       4.01%            81,857          927       4.55%
Other interest-earning assets                             3,002            12       1.59%             4,212           16       1.51%
                                                       --------        ------                      --------       ------
     Total interest-earning assets                      227,322         3,104       5.44%           221,471        3,587       6.46%

Non interest-earning assets:
Cash and due from                                         6,217                                       6,465
Allowance for loan losses                                (2,429)                                     (2,396)
Other non interest-earning assets                        11,820                                      10,767
                                                       --------                                    --------
     Total assets                                      $242,930                                    $236,307
                                                       ========                                    ========

Interest-bearing liabilities:

Interest-bearing deposits                              $148,221           906       2.43%          $151,414        1,219       3.19%
FHLB advances                                            57,997           640       4.39%           48,168           676       5.57%
                                                       --------        ------                      --------       ------
     Total interest-bearing liabilities                 206,218         1,546       2.98%          199,582         1,895       3.77%
                                                       --------        ------                      --------       ------
                                                        206,218                                                    1,895

Non interest-bearing deposit accounts
                                                         11,039                                      10,338
Other non interest-bearing liabilities                    2,681                                       3,136
                                                       --------                                    --------
     Total liabilities                                  219,938                                     213,056
Shareholders' equity                                     22,992                                      23,251
                                                       --------                                    --------
     Total liabilities and shareholders' equity        $242,930                                    $236,307
                                                       ========                                    ========
Net interest income                                                   $ 1,558                                    $ 1,692
                                                                      =======                                    =======
Net interest margin                                                                 2.73%                                      3.04%
                                                                                    ====                                       ====

                                                              FFW Corp
                                                         Six Months Ending
                                                       (Dollars in thousands)

                                                                     12/31/2003                                 12/31/2002
                                                        Average                    Average          Average                  Average
Interest-earning assets:                                Balance       Interest       Rate           Balance      Interest      Rate
                                                       --------       --------     -------         --------      --------    -------
Loans                                                  $131,835        $4,450       6.71%          $138,761       $5,379       7.69%
Securities                                               91,341         1,795       3.93%            80,360        1,905       4.75%
Other interest-earning assets                             2,706            18       1.32%             4,915           40       1.61%
                                                       --------        ------                      --------       ------
     Total interest-earning assets                      225,882         6,263       5.53%           224,036        7,324       6.48%

Non interest-earning assets:
Cash and due from                                         6,242                                       5,871
Allowance for loan losses                                (2,490)                                     (2,393)
Other non interest-earning assets
                                                         11,694                                       9,062
                                                       --------                                    --------
     Total assets                                      $241,328                                    $236,576
                                                       ========                                    ========

Interest-bearing liabilities:

Interest-bearing deposits                              $149,492         1,842       2.45%          $151,444        2,534       3.32%
FHLB advances                                            54,902         1,275       4.62%           49,448         1,384       5.55%
                                                       --------        ------                      --------       ------
     Total interest-bearing liabilities                 204,394         3,117       3.03%          200,892         3,918       3.87%
                                                       --------        ------                      --------       ------

Non interest-bearing deposit accounts                    11,025                                       9,989
Other non interest-bearing liabilities                    2,748                                       2,692
                                                       --------                                    --------
     Total liabilities                                  218,167                                     213,573
Shareholders' equity                                     23,161                                     23,003
                                                       --------                                    --------
     Total liabilities and shareholders' equity        $241,328                                    $236,576
                                                       ========                                    ========
Net interest income                                                   $ 3,146                                    $ 3,406
                                                                      =======                                    =======
Net interest margin                                                                 2.78%                                      3.03%
                                                                                    ====                                       ====


PROVISION FOR LOAN LOSSES

The provision for loan losses was $210,000 and $420,000 for the three and six-month periods ended December 31, 2003 and $405,000 and $630,000 for the same periods in 2002. Changes in the provision for loan losses are attributable to management's analysis of the adequacy of the allowance for loan losses (ALL) to address probable and incurred losses. Net charge-offs of $9,000 and $365,000 have been recorded for the three and six- month periods ended December 31, 2003, compared to $63,000 and $383,000 of net charge-offs for the same period in 2002. For the three and six-month periods ended December 31, 2003, gross charge-offs were $161,000 and $549,000. The ALL was $2,647,000 or 2.00% of net loans as of December 31, 2003 compared to $2,466,000 or 1.90% of net loans as of September 30, 2003 and $2,592,000 or 2.06% of net loans at June 30, 2003. Non-performing loans, which include non-accruing loans and accruing loans delinquent more than 90 days, were $2,472,000 at December 31, 2003 compared to $1,742,000 at September 30, 2003. This increase in nonperforming loans for the quarter ended December 31, 2003 is composed primarily of one commercial loan relationship with two loans totaling $854,000. Based on an analysis of the collateral on these loans, management believes that the reserves currently allocated in the ALL on these loans are adequate to absorb the currently estimated potential losses on these loans.

The Company establishes an ALL based on an evaluation of risk factors in the loan portfolio and changes in the nature and volume of its loan activity. This evaluation includes, among other factors, the level of the Company's classified and non-performing assets and their estimated value, the economic outlook and the resulting impact on real estate and other values in the Company's primary market area, regulatory issues and historical loan loss experience. Although management believes it uses the best information available to determine the ALL, unforeseen market conditions or other unforeseen events could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the determination. In addition, a determination by the Company's main operating subsidiary, the Bank, as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS which may order the establishment of additional general or specific reserve allowances. It is management's opinion that the ALL is adequate to absorb existing losses in the loan portfolio as of December 31, 2003.

NON-INTEREST INCOME

Non-interest income for the three and six-month periods ended December 31, 2003 was $614,000 and $1,171,000 compared to $647,000 and $1,131,000 for the same periods in 2002. The three-month decrease of $33,000 from the prior period was a result of a $272,000 decrease in gain on sale of loans that was partially offset by an increase of $174,000 in service charges and fees. The decrease in gain on sale of loans will likely continue in fiscal 2004 if mortgage rates stay above the levels seen during the record setting refinancing cycle that peaked in June 2003. The increase in service charges and fees is the result of the introduction of new products whose long term effects on service charges and fees cannot be predicted. Other non-interest income increased $57,000 in the quarter due to gains on sale of real estate owned. The six-month results for fiscal 2004 benefited from a $57,000 increase in earnings on the cash surrender value of bank owned life insurance that was purchased in September 2002. Net gain on sale of securities and commission income were relatively unchanged from fiscal 2003.


NON-INTEREST EXPENSE

Non-interest expense for the three-month period ended December 31, 2003, was $1,280,000, an increase of $113,000, or 9.7%, compared to the same period in 2002. For the six-month period ended December 31, 2003, non-interest expense was $2,519,000, an increase of $155,000, or 6.5%. Comparing the six-month periods, other non-interest expense increased $180,000 from the prior year due primarily to higher professional fees ($58,000), real estate owned ($41,000), bank owned life insurance ($36,000) and loan expense ($29,000). The Company completed, as of June 2003, the amortization of the core deposit premium associated with the 1997 purchase of the South Whitley branch and has realized $40,000 in expense reduction compared to fiscal 2003. For the six-month period ended December 31, 2003, data processing expense increased 6.9% and occupancy and equipment expense increased 4.0% while compensation and employee benefits only increased 0.1% over the same period in 2002.


INCOME TAXES

The provisions for income taxes for the three and six-month periods ended December 31, 2003, were $48,000 and $142,000 compared to $151,000 and $351,000 for the same periods in 2002. The provisions for income taxes dropped due to lower net income before taxes, a lower effective tax rate stemming from increased nontaxable securities income and nontaxable income from the cash surrender value of bank owned life insurance purchased in September 2002. Additionally, the Bank's state tax expense is lower in fiscal 2004 due to the establishment, effective May 2003, of a domestic operating subsidiary that manages a portion of the Bank's investment portfolio. The subsidiary is located in a state with no corporate income tax.


REGULATORY CAPITAL REQUIREMENTS

The Bank is required to maintain specific amounts of regulatory capital pursuant to regulations of the OTS. At December 31, 2003, the Bank exceeded all regulatory capital standards as is shown in the following table.

                                                                                                     Minimum
                                                                                                   To Be Well
                                                                      Minimum                   Capitalized Under
                                                                     For Capital                Prompt Corrective
                                         Actual                   Adequacy Purposes             Action Provisions
                                       Amount     Ratio            Amount      Ratio             Amount   Ratio
                                     ---------------------        --------------------          ------------------

As of December 31, 2003
  Total Risk-Based Capital           $ 21,090       14.25%         $11,837       8.00%          $14,797   10.00%

  Tier I (Core) Capital                19,231       13.00%           5,919       4.00%            8,878    6.00%
       (to risk weighted assets)
  Tier I (Core) Capital                19,231        8.05%           9,554       4.00%           11,942    5.00%
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

                           Part II - Other Information

As of December 31, 2003, management is not aware of any current recommendations by regulatory authorities which, if they were to be implemented, would have or are reasonably likely to have a material adverse effect on the Company's liquidity, capital resources or operations.

Item 1 - Legal Proceedings

         Not Applicable.


Item 2 - Changes in Securities and Small Business Issuer Purchases of Equity Securities

         Not Applicable.


Item 3 - Defaults upon Senior Securities

         Not Applicable.


Item 4 - Submission of Matters to a Vote of Security Holders

         Not Applicable.


Item 5 - Other Information

         Not Applicable


Item 6 - Exhibits and Reports on Form 8-K

          (a)  Exhibits
               31(1) Certification required by 17 C.F.R. ss. 240.13a-14(a) 31(2) Certification required by 17 C.F.R. ss. 240.13a-14(a)
               32   Certification pursuant to 18 U.S.C. ss. 1350

          (b)  Reports  on Form
               8-K Form 8-K for 1st Fiscal Quarter Earnings Release filed on October 31, 2003.

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      FFW CORPORATION
                                      Registrant



Date:    February 13, 2004            By: /s/ Roger K. Cromer
         ------------------------         --------------------------------------
                                          Roger K. Cromer
                                          President and Chief Executive Officer


Date:    February 13, 2004            By: /s/ Timothy A. Sheppard
         ------------------------         --------------------------------------
                                          Timothy A. Sheppard
                                          Treasurer and Chief Accounting Officer

                                  EXHIBIT INDEX


   Exhibit No.   Description of Exhibit                                  Page
   -----------   ----------------------                                  ----

      31(1)      Certification required by 17 C.F.R.ss.240.13a-14(a)      17

      31(2)      Certification required by 17 C.F.R.ss.240.13a-14(a)      18

      32         Certification pursuant to 18 U.S.C.ss.1350               19