Form 10QSB
period 2004-03-31
FFW CORP
filed 2004-05-17
CIK 895401

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004
                                       OR

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


As of May 3, 2004, there were 1,301,229 shares of the Registrant's common stock issued and outstanding.

           Transitional Small Business Disclosure Format (check one):
                                 Yes ___ No _X_

                                 FFW CORPORATION

                                      INDEX


PART I.  FINANCIAL INFORMATION                                          PAGE NO.

Item 1       Financial Statements

             Consolidated Balance Sheets for March 31, 2004                  3
             and June 30, 2003

             Consolidated Statements of Income and                           4
             Comprehensive Income for the three and nine months ended March 31, 2004 and 2003

             Consolidated Statements of Cash Flows for the                   5
             nine months ended March 31, 2004 and 2003

             Notes to Consolidated Financial Statements                      6


Item 2   Management's Discussion and Analysis of Financial                   8
            Condition and Results of Operations

Item 3   Controls and Procedures                                            15

PART II. OTHER INFORMATION


            Items 1-6                                                       16

            Signature Page                                                  17

            Exhibit Index                                                   18

                          PART I: FINANCIAL INFORMATION
                                 FFW CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                                   (Unaudited)
ASSETS :                                                                             March 31          June 30
                                                                                      2004              2003
                                                                                  ------------      ------------


  Cash and due from financial institutions......................................  $  6,134,583      $  8,235,956
  Interest-earning deposits in other financial institutions - short term........     3,453,089         1,588,877
                                                                                  ------------      ------------
           Cash and cash equivalents                                                 9,587,672         9,824,833
  Securities available for sale                                                     83,347,299        89,636,775
  Loans receivable, net of allowance for loan losses of $2,446,226 at March 31,
           2004 and $2,592,092 at June 30, 2003 ................................   128,842,747       126,018,943
  Loans held for sale...........................................................       208,700         2,707,850
  Federal Home Loan Bank stock, at cost ........................................     3,576,800         3,445,900
  Accrued interest receivable                                                        1,193,486         1,388,322
  Premises and equipment, net...................................................     3,568,525         2,677,102
  Mortgage servicing rights.....................................................       626,114           614,638
  Cash surrender value of life insurance........................................     4,906,472         4,718,031
  Other assets                                                                       3,264,663         1,738,687
                                                                                  ------------      ------------
                    Total Assets................................................  $239,122,478      $242,771,081
                                                                                  ============      ============
LIABILITIES AND SHAREHOLDERS' EQUITY:

Liabilities:
  Noninterest-bearing demand deposits...........................................  $ 11,784,739      $ 11,238,092
  Savings, NOW and MMDA deposits................................................    70,383,611        70,450,282
  Other time deposits............................................................   78,178,911        81,758,120
                                                                                  ------------      ------------
           Total Deposits.......................................................   160,347,261       163,446,494

  Federal Home Loan Bank advances...............................................    52,407,919        52,038,331
  Accrued interest payable......................................................       614,167           120,640
  Accrued expenses and other liabilities........................................     1,501,962         3,525,548
                                                                                  ------------      ------------
           Total Liabilities....................................................   214,871,309       219,131,013

Shareholders' Equity:

  Preferred stock, $.01 par; 500,000 shares authorized, none issued ............           ---               ---
  Common stock, $.01 par; 2,000,000 shares authorized; issued: 1,829,828;
       outstanding: 1,301,229 - March 31, 2004; 1,311,800 - June 30, 2003               18,298            18,298
  Additional paid-in capital....................................................     9,399,507         9,345,123
  Retained earnings.............................................................    20,524,080        19,266,267
  Accumulated other comprehensive income........................................       382,064           720,765
  Unearned management retention plan shares.....................................      (118,530)          (48,172)
  Treasury stock at cost, shares: 528,599 - March 31, 2004 and
      518,028 - June 30, 2003 ..................................................    (5,954,250)      (5,662,213)
                                                                                  ------------      ------------
          Total Shareholders' Equity                                                24,251,169        23,640,068
                                                                                  ------------      ------------

                    Total Liabilities and Shareholders' Equity .................  $239,122,478      $242,771,081
                                                                                  ============      ============

                                                        See accompanying notes.


                                                     PART I: FINANCIAL INFORMATION
                                                            FFW CORPORATION
                                      CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                                              (Unaudited)

                                                                 Three Months Ended            Nine Months Ended
                                                                      March 31                    March 31
                                                                 2004          2003          2004          2003
                                                             -----------    ----------    ----------    ----------
Interest and dividend income :
  Loans, including fees.................................     $ 2,177,350    $2,491,044    $6,627,477    $7,870,310
  Taxable securities.....................................        707,236       666,157     2,006,014     2,097,297
  Nontaxable securities..................................        221,510       226,942       717,975       700,808
  Other interest-earning assets..........................          8,212        21,225        26,533        61,095
                                                             -----------    ----------    ----------    ----------
           Total interest income.........................      3,114,308     3,405,368     9,377,999    10,729,510

Interest expense:
  Deposits...............................................        856,291     1,139,278     2,697,965     3,672,872
  Other..................................................        626,076       613,968     1,901,570     1,997,731
                                                             -----------    ----------    ----------    ----------
           Total interest expense                              1,482,367     1,753,246     4,599,535     5,670,603
                                                             -----------    ----------    ----------    ----------
Net interest income......................................      1,631,941     1,652,122     4,778,464     5,058,907

  Provision for loan losses..............................        180,000       460,000       600,000     1,090,000
                                                             -----------    ----------    ----------    ----------

Net interest income after provision for loan losses......      1,451,941     1,192,122     4,178,464     3,968,907

Non-interest income :
  Net gain on sale of securities.........................         55,301        25,452        59,013        26,033
  Net gain on sale of loans .............................         54,488       246,575       410,355       784,450
  Commission income  ....................................         63,979        45,108       155,766       132,593
  Service charges and fees...............................        310,060       235,671       798,946       626,920
  Earnings on life insurance ............................         60,808        73,101       207,010       162,520
  Other                                                           13,180        61,241        97,461        85,433
                                                             -----------    ----------    ----------    ----------
           Total non-interest income                             557,816       687,148     1,728,551     1,817,949

Non-interest expense :
  Compensation and benefits..............................        610,384       572,831     1,772,282     1,733,240
  Occupancy and equipment................................        125,067       103,053       334,851       304,825
  Deposit insurance premium..............................          6,117        18,719        43,448        55,221
  Regulatory assessment..................................         15,897        23,101        47,459        70,927
  Correspondent bank charges.............................         61,816        58,003       188,943       178,460
  Data processing expense................................        132,771       138,278       390,585       379,502
  Printing, postage and supplies.........................         34,175        53,811       111,072       133,936
  Amortization of core deposit premium...................            ---        18,286           ---        54,858
  Other                                                          316,276       216,987       933,002       656,563
                                                             -----------    ----------    ----------    ----------
           Total non-interest expense ...................      1,302,503     1,203,069     3,821,642     3,567,532
                                                             -----------    ----------    ----------    ----------

Income before income taxes ..............................        707,254       676,201     2,085,373     2,219,324

  Income tax expense.....................................         62,293        91,738       204,730       442,471
                                                             -----------    ----------    ----------    ----------

Net income                                                   $   644,961    $  584,463    $1,880,643    $1,776,853
                                                             ===========    ==========   ============  ===========
  Change in unrealized appreciation (depreciation) on
  securities available for sale, net of tax                      559,981      (107,681)     (338,701)      485,297
                                                             -----------    ----------    ----------    ----------
Comprehensive income ....................................    $ 1,204,942    $  476,782    $1,541,942    $2,262,150
                                                             ===========    ==========   ============  ===========

Earnings per common share :
  Basic .................................................    $       .50    $      .44    $     1.45    $     1.32
  Diluted................................................    $       .49    $      .44    $     1.42    $     1.31

                    See accompanying notes.


                          PART I: FINANCIAL INFORMATION
                                 FFW CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         Nine Months Ended
                                                                              March 31
                                                                       2004              2003
                                                                    ----------        -----------
Cash flows from operating activities :
  Net income...................................................     $ 1,880,643       $ 1,776,853
  Adjustments to reconcile net income to net cash
      from operating activities :
      Depreciation and amortization............................        608,338            629,091
      Provision for loan losses ...............................        600,000          1,090,000
      Net (gains) losses on sale of :
           Securities...................... ...................        (59,013)           (26,033)
           Loans held for sale ................................       (410,355)          (784,450)
           REOs and repossessed assets.........................        (52,794)           (46,225)
      Originations of loans held for sale .....................    (20,344,584)       (40,265,201)
      Proceeds from sale of loans held for sale ...............     23,075,057         40,660,326
      Increase in cash surrender value of life insurance.......       (188,441)          (151,041)
      Dividends paid as FHLB stock.............................       (130,900)               ---
      Amortization of MRP contribution.........................         24,491             25,191
      Net change in accrued interest receivable and other
               assets..........................................        210,592            191,259
      Amortization of core deposit intangibles.................            ---             54,859
      Net change in accrued interest payable
           and other liabilities ..............................     (1,530,059)           616,504
                                                                    ----------        -----------
           Net cash from operating activities .................      3,682,975          3,771,133

Cash flows from investing activities :
  Proceeds from :
       Sales and calls of securities available for sale........     12,421,046         10,141,285
       Maturities of securities available for sale.............      1,030,000            150,000
       Sales of REOs and repossessed assets....................        667,494            321,625
  Purchase of:
       Securities available for sale...........................    (14,630,957)       (38,341,117)
       Life insurance..........................................            ---         (4,500,000)
  Principal collected on mortgage- backed securities ..........      6,799,354         16,977,070
  Net change in loans receivable ..............................     (5,464,304)        15,846,194
  Purchases of premises and equipment, net.....................     (1,057,792)          (132,232)
                                                                    ----------        -----------
       Net cash from investing activities......................       (235,159)           462,825

Cash flows from financing activities :
  Net change in deposits.......................................     (3,099,233)         6,911,810
  Proceeds from borrowings ....................................     29,000,000          3,000,000
  Repayment on borrowings .....................................    (28,630,412)       (12,621,597)
  Purchase of treasury stock...................................       (393,377)          (743,692)
  Proceeds from stock options..................................         60,875                ---
  Cash dividends paid                                                 (622,830)          (605,324)
                                                                    ----------        -----------
        Net cash from financing activities ....................     (3,684,977)        (4,058,803)
                                                                    ----------        -----------

Net change in cash and cash equivalents........................       (237,161)           175,155
Beginning cash and cash equivalents............................      9,824,833          9,318,513
                                                                    ----------        -----------
Ending cash and cash equivalents...............................     $9,587,672        $ 9,493,668
                                                                    ==========        ===========
Supplemental disclosure of cash flow information
Transfer of loans to REO and repossessed assets                     $2,040,500         $  395,675


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

     In the opinion of management, the Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition of FFW Corporation as of March 31, 2004 and June 30, 2003 and the results of its operations, for the three and nine months ended March 31, 2004 and 2003. Financial Statement reclassifications have been made for the prior period to conform to classifications used as of and for the period ended March 31, 2004.

     Operating results for the three and nine months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2004.


(2)  Earnings Per Share:

     Basic earnings per share are calculated solely on weighted-average common shares outstanding. Diluted earnings per share reflect the potential dilution of stock options and other common stock equivalents. For the three and nine month periods ending March 31, 2004, the weighted average shares outstanding in calculating basic earnings per share were 1,294,067 and 1,294,747 while the weighted average number of shares for diluted earnings per share were 1,322,880 and 1,320,674. For the three and nine month periods ending March 31, 2003, the weighted average shares outstanding in calculating basic earnings per share were 1,324,993 and 1,344,580 while the weighted average number of shares for diluted earnings per share were 1,340,916 and 1,360,431.

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

                                                   Three Months Ending        Nine Months Ending
                                                        March 31,                  March 31,
                                                   2004        2003          2004             2003
                                               ----------   ---------     -----------      -----------

Net income as reported                         $  644,961   $ 584,463     $ 1,880,643      $ 1,776,853

Less:  Stock-based compensation
 expense determined under fair value
 based method                                       5,314       7,370          15,942           22,111
                                               ----------   ---------     -----------      -----------
Pro forma net income                           $  639,647   $ 577,093     $ 1,864,701      $ 1,754,742
                                               ==========   =========     ===========      ===========
Basic earnings per share as reported           $      .50   $     .44     $      1.45      $      1.32
Pro forma basic earnings per share                    .49         .44            1.44             1.31

Diluted earnings per share as reported                .49         .44            1.42             1.31
Pro forma diluted earnings per share                  .48         .43            1.41             1.29

     There were no stock options granted during the nine months ended March 31, 2004 or 2003.

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

Mortgage Servicing Rights: Servicing rights represent the allocated value of servicing rights retained on loans sold. Servicing rights are expensed in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on the fair value of the rights, using groupings of the underlying loans as to interest rates and prepayment characteristics. Any impairment of a grouping is reported as a valuation allowance. As of March 31, 2004, mortgage servicing rights had a carrying value of $626,000.


FINANCIAL CONDITION

Total assets were $239.1 million at March 31, 2004, down $3.6 million from $242.8 million at June 30, 2003. Growth in net loans receivable was offset by a $6.3 million, or 7.0%, reduction in securities available for sale while deposits decreased $3.1 million.

Net loans receivable increased $2.8 million, or 2.2%, from $126.0 million at June 30, 2003 to $128.8 million at March 31, 2004. The increases in the loan portfolio were comprised primarily of $3.7 million in residential mortgages and $1.7 million in home equity and improvement loans. Nonresidential and commercial loans decreased $4.6 million and while automobile and other consumer loans decreased $0.6 million. The increase in residential mortgages reflects renewed interest in adjustable rate loans, primarily five year hybrids, which the Company retains on its balance sheet. The Company primarily sells its fixed rate mortgages in the secondary market with terms of 15 years or longer. Loans held for sale reduced from $2.7 million at June 30, 2003 to $209,000 at March 31, 2004.

Premises and equipment, net increased $891,000, or 33.3%, from $2.7 million at June 30, 2003. The increase is the result of an expansion of our Syracuse office, the addition of a new office in the Columbia City, Indiana market and the upgrade of computer equipment for retail and back office personnel.

Total deposits decreased $3.1 million, or 1.9%, to $160.3 million at March 31, 2004. Management will continue to control the overall increases in interest rates in deposits by targeting certain terms and offering "specials" rather than making across the board increases in interest rates on all deposit products. FHLB advances increased slightly by $370,000, or 0.7%, to $52.4 million at March 31, 2004.

Total shareholders' equity increased $611,000 to $24.3 million at March 31, 2004. The increase primarily resulted from net income offsetting a $339,000 decrease in unrealized appreciation on securities available for sale, net of tax, cash dividends of $623,000 and treasury stock purchases of $393,000.


COMPARISON OF THE THREE AND NINE-MONTH PERIODS ENDED MARCH 31, 2004 AND 2003

Net income for the three and nine-month periods ended March 31, 2004 was $645,000 and $1,881,000 compared to net income of $584,000 and $1,777,000 for the equivalent periods in 2003. The increases of $61,000, 10.4%, and $104,000, 5.8%, for the three and nine-month periods ended March 31, 2004 were a combination of reduced provision for loan losses combined with lower effective tax rates that were partially offset by lower net interest and non-interest income and increased non-interest expense.

Diluted earnings per common share were $0.49 for the three-month period ended March 31, 2004 compared to $0.44 for the equivalent period in 2003. For the comparable nine-month periods, diluted earnings per common share were $1.42 in

2004 and $1.31 in 2003. Return on average shareholders' equity was 10.97% for the three months and 10.73% for the nine-months ended March 31, 2004, compared to 10.04% and 10.20% in 2003. The return on total average assets was 1.08% and 1.04% for the three and nine-month periods ended March 31, 2004, compared to 1.00% and 1.00% in 2003.


NET INTEREST INCOME

The net interest income for the three-month period ended March 31, 2004, was $1,632,000 compared to $1,652,000, a decrease of 1.2% from the same period in 2003. Accordingly, the Company's net interest margin was 2.93% compared to 3.07% in 2003. The net interest income for the nine-month period ended March 31, 2004, was $4,778,000 compared to $5,059,000, a decrease of 5.5% from the same period in 2003. Accordingly, the Company's net interest margin was 2.83% compared to 3.04% in 2003.

Total average earning assets increased $4.9 and $2.9 million, respectively, for the three and nine-month periods ended March 31, 2004, over the comparative periods in 2003. Total average investment securities increased $4.5 and $8.8 million for the three and nine-month periods over one-year ago. Total average loans increased $3.8 million for the three-month period and decreased $3.3 million for the nine-month period from one-year ago. The yields on total average earning assets were 5.60% and 6.32% for the three-month periods ended March 31, 2004, and 2003 and 5.55% and 6.45% for the nine-month periods. The decline in net interest margin was due to adjustable rate loans repricing to lower rates, as well as other interest earning assets, loans and securities, repricing downward more quickly and to a greater extent than interest bearing liabilities. The cost of funds on total average interest-bearing liabilities were 2.93% and 3.59% for the three-month periods ended March 31, 2004, and 2003 and 3.00% and 3.78% for the nine-month periods.

The following tables set forth consolidated information regarding average balances and rates.

                                                              FFW Corp
                                                        Three Months Ending
                                                       (Dollars in thousands)


                                                                3/31/2004                                   3/31/2003
                                                     Average                    Average         Average                    Average
Interest-earning assets:                             Balance      Interest       Rate           Balance       Interest      Rate
------------------------                             --------     --------      -------         --------      --------     -------
Loans                                                $133,068      $2,177        6.58%          $129,260       $2,492       7.82%
Securities                                             88,218         929        4.28%            83,711          893       4.40%
Other interest-earning assets                           3,483           9        1.04%             6,925           21       1.23%
                                                     --------     --------                      --------      --------
     Total interest-earning assets                      3,483       3,115        5.60%           219,896        3,406       6.32%
                                                      224,769

Non interest-earning assets:
Cash and due from                                       5,729                                      5,988
Allowance for loan losses                              (2,472)                                    (2,546)
Other non interest-earning assets                      12,528                                     10,997
                                                     --------                                   --------
     Total assets                                    $240,554                                   $234,335
                                                     ========                                   ========

Interest-bearing liabilities:

Interest-bearing deposits                            $147,974         856        2.33%          $152,935        1,139       3.02%
FHLB advances                                          55,724         627        4.53%            44,906          614       5.55%
                                                     --------     --------                      --------      --------
     Total interest-bearing liabilities               203,698       1,483        2.93%           197,841        1,753       3.59%
                                                     --------     --------                      --------      --------

Non interest-bearing deposit accounts                  10,956                                     10,442
Other non interest-bearing liabilities                  1,983                                      2,419
                                                     --------                                   --------
     Total liabilities                                216,637                                    210,702
Shareholders' equity                                   23,917                                     23,633
                                                     --------                                   --------
     Total liabilities and shareholders' equity      $240,554                                   $234,335
Net interest income                                                $1,632                                      $1,653
                                                                   ======                                     ========
Net interest margin                                                              2.93%                                      3.07%
                                                                                ======                                      ======


                                                              FFW Corp
                                                         Nine Months Ending
                                                       (Dollars in thousands)


                                                                3/31/2004                                   3/31/2003
                                                     Average                    Average         Average                    Average
Interest-earning assets:                             Balance      Interest       Rate           Balance       Interest      Rate
------------------------                             --------     --------      -------         --------      --------     -------
Loans                                                $132,246      $6,627        6.67%          $135,594       $7,871        7.73%
Securities                                             90,300       2,724        4.04%            81,477        2,798        4.63%
Other interest-earning assets                           2,965          27        1.21%             5,585           61        1.45%
                                                     --------     --------                      --------      --------
     Total interest-earning assets                    225,511       9,378        5.55%           222,656       10,730        6.45%


Non interest-earning assets:
Cash and due from                                       6,071                                      5,910
Allowance for loan losses                              (2,484)                                    (2,444)
Other non interest-earning assets                      11,972                                      9,707
                                                     --------                                   --------
     Total assets                                    $241,070                                   $235,829
                                                     ========                                   ========
Interest-bearing liabilities:

Interest-bearing deposits                            $148,986       2,698        2.41%          $151,941        3,673        3.22%
FHLB advances                                          55,176       1,902        4.59%            47,934        1,998        5.55%
                                                     --------     --------                      --------      --------
     Total interest-bearing liabilities               204,162       4,600        3.00%           199,875        5,671        3.78%
                                                     --------     --------                      --------      --------

Non interest-bearing deposit accounts                  11,002                                     10,140
Other non interest-bearing liabilities                  2,493                                      2,601
                                                     --------                                   --------
     Total liabilities                                217,657                                    212,616
Shareholders' equity                                   23,413                                     23,213
                                                     --------                                   --------

     Total liabilities and shareholders' equity      $241,070                                   $235,829
                                                     ========                                   ========
Net interest income                                                $4,778                                      $5,059
                                                                   ======                                     ========
Net interest margin                                                              2.83%                                       3.04%
                                                                                ======                                      ======

PROVISION FOR LOAN LOSSES

The provision for loan losses was $180,000 and $600,000 for the three and nine-month periods ended March 31, 2004 and $460,000 and $1,090,000 for the same periods in 2003. Changes in the provision for loan losses are attributable to management's analysis of the adequacy of the allowance for loan losses (ALL) to address probable and incurred losses. Net charge-offs of $380,000 and $746,000 have been recorded for the three and nine- month periods ended March 31, 2004, compared to $462,000 and $845,000 of net charge-offs for the same period in 2003. For the three and nine-month periods ended March 31, 2004, gross charge-offs were $465,000 and $1,014,000. The ALL was $2,446,000 or 1.86% of
portfolio loans at March 31, 2004 compared to $2,647,000 or 1.96% at December 31, 2003 and $2,592,000 or 2.02% at June 30, 2003. Non-performing loans, which include non-accruing loans and accruing loans delinquent more than 90 days, were $461,000 at March 31, 2004 compared to $2,472,000 at December 31, 2003. The decrease in nonperforming loans for the quarter ended March 31, 2004 is primarily the result of the Bank's repossession of the collateral of two commercial loan relationships and setting up this collateral under real estate owned and other repossessed assets in the amount of $901,000.

The Company establishes an ALL based on an evaluation of risk factors in the loan portfolio and changes in the nature and volume of its loan activity. This evaluation includes, among other factors, the level of the Company's classified and non-performing assets and their estimated value, the economic outlook and the resulting impact on real estate and other values in the Company's primary market area, regulatory issues and historical loan loss experience. Although management believes it uses the best information available to determine the ALL, unforeseen market conditions or other unforeseen events could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the determination. In addition, a determination by the Company's main operating subsidiary, the Bank, as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS which may order the establishment of additional general or specific reserve allowances. It is management's opinion that the ALL is adequate to absorb existing losses in the loan portfolio as of March 31, 2004.


NON-INTEREST INCOME

Non-interest income for the three and nine-month periods ended March 31, 2004 was $558,000 and $1,729,000 compared to $687,000 and $1,818,000 for the same periods in 2003. The three-month decrease of $129,000 from the prior period was a result of a $192,000 decrease in gain on sale of loans and a $48,000 decrease in other non-interest income that was partially offset by increases of $74,000 in service charges and fees, $30,000 in gain on sale of securities and $19,000 in commission income. The decrease in gain on sale of loans will likely continue in fiscal 2004 if mortgage rates stay above the levels seen during the record setting refinancing cycle that peaked in June 2003. The increase in service charges and fees is the result of the introduction of new products whose long term effects on service charges and fees cannot be predicted. The nine-month results for fiscal 2004 showed increases in all areas of non-interest income except for a $374,000 drop in gain on sale of loans compared to 2003.


NON-INTEREST EXPENSE

Non-interest expense for the three-month period ended March 31, 2004, was $1,303,000, an increase of $100,000, or 8.3%, compared to the same period in 2003. For the nine-month period ended March 31, 2004, non-interest expense was $3,822,000, an increase of $254,000, or 7.1%. Comparing the nine-month periods, other non-interest expense increased $276,000 from the prior year due primarily to higher professional fees ($82,000), real estate owned ($69,000), bank owned life insurance ($37,000), loan expense ($31,000) and other expense ($57,000). The Company completed, as of June 2003, the amortization of the core deposit premium associated with the 1997 purchase of the South Whitley branch and has realized $55,000 in expense reduction compared to fiscal 2003. For the nine-month period ended March 31, 2004, data processing expense increased 2.9% and occupancy and equipment expense increased 9.9% while compensation and employee benefits increased 2.3% over the same period in 2003.

INCOME TAXES

The provisions for income taxes for the three and nine-month periods ended March 31, 2004, were $62,000 and $205,000 compared to $92,000 and $442,000 for the same periods in 2003. The provisions for income taxes dropped due to a lower effective tax rate stemming from increased nontaxable securities income and nontaxable income from the cash surrender value of bank owned life insurance purchased in September 2002. Additionally, the Bank's state tax expense is lower in fiscal 2004 due to the establishment, effective May 2003, of a domestic operating subsidiary that manages a portion of the Bank's investment portfolio. The subsidiary is located in a state with no corporate income tax.


REGULATORY CAPITAL REQUIREMENTS

The Bank is required to maintain specific amounts of regulatory capital pursuant to regulations of the OTS. At March 31, 2004, the Bank exceeded all regulatory capital standards as is shown in the following table.

                                                                                                     Minimum
                                                                                                   To Be Well
                                                                      Minimum                   Capitalized Under
                                                                     For Capital                Prompt Corrective
                                           Actual                 Adequacy Purposes             Action Provisions
                                           ------                 -----------------             -----------------
                                       Amount     Ratio            Amount      Ratio             Amount   Ratio
                                       ------     -----            ------      -----             ------   -----
As of March 31, 2004
Total Risk-Based Capital           $ 20,530      14.15%           $ 11,611      8.00%            $14,513  10.00%

Tier I (Core) Capital                18,708      12.89%              5,805      4.00%              8,708   6.00%
       (to risk weighted assets)
Tier I (Core) Capital                18,708       7.98%              9,378      4.00%             11,723   5.00%
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

                           Part II - Other Information

As of March 31, 2004, management is not aware of any current recommendations by regulatory authorities which, if they were to be implemented, would have or are reasonably likely to have a material adverse effect on the Company's liquidity, capital resources or operations.

Item 1 - Legal Proceedings

     Not  Applicable.

Item 2 - Changes in Securities and Small Business Issuer Purchases of Equity Securities

          On March 25, 2003, the Board of Directors approved the repurchase of 5% of the Company's outstanding shares of common stock, or 66,090 such shares, on the open market. The program had no expiration date. As of March 31, 2004, the Company had repurchased 29,571 shares pursuant to this repurchase program, leaving 36,519 shares subject to the plan.

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

          (a)  Exhibits

               31(1) Certification required by 17 C.F.R. ss. 240.13a-14(a)

               31(2) Certification required by 17 C.F.R. ss. 240.13a-14(a)

               32   Certification pursuant to 18 U.S.C. ss. 1350

          (b)  Reports on Form 8-K

               Form 8-K for 2nd Fiscal Quarter Earnings Release filed on January
                    30, 2004.

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        FFW CORPORATION
                                        Registrant



Date:    May 3, 2004                    By:   /s/ Roger K. Cromer
                                           -------------------------------------
                                           Roger K. Cromer
                                           President and Chief Executive Officer


Date:    May 3, 2004                    By:   /s/ Timothy A. Sheppard
                                           -------------------------------------
                                           Timothy A. Sheppard
                                           Treasurer and Chief
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