Form 10KSB
period 2004-06-30
FFW CORP
filed 2004-09-27
CIK 895401

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to _____________
     ___________________________


                         Commission File Number 0-21170

                                 FFW CORPORATION

                 (Name of small business issuer in its charter)


               Delaware                                 35-1875502
--------------------------------------    -------------------------------------
   (State or other jurisdiction of          (IRS Employer Identification No.)
    incorporation or organization)


 1205 N. Cass Street, Wabash, Indiana                 46992-1027
--------------------------------------    -------------------------------------
(Address of principal executive offices)              (Zip Code)


Issuer's telephone number, including area code:       (260) 563-3185
                                                   ---------------------

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


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES _X_. NO ___.

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State the issuer's revenues for its most recent fiscal year: $14.7 million.

     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price per share of such stock on the NASDAQ Stock Market on September 13, 2004, was approximately $22.8 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

     As of September 13, 2004, there were issued and outstanding 1,285,292 shares of the Registrant's Common Stock.


                       DOCUMENTS INCORPORATED BY REFERENCE

     Part II of Form 10-KSB - Portions of the Annual Report to Stockholders for the fiscal year ended June 30, 2004.

     Part III of Form 10-KSB - Proxy Statement for 2004 Annual Meeting of Stockholders.

     Transitional Small Business Disclosure Format (check one) Yes ___ No _X_

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

     At June 30, 2004, the Company had $ 239.9 million of assets and shareholders' equity of $22.6 million (or 9.43% of total assets).

     First Federal. First Federal is a federally chartered stock savings bank headquartered in Wabash, Indiana and regulated by the Office of Thrift Supervision ("OTS"). Its deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (the "FDIC"), which is backed by the full faith and credit of the United States Government. First Federal's primary market area covers Wabash, Kosciusko and Whitley Counties in northeast and central Indiana, which are serviced through its five offices in Wabash, North Manchester, Syracuse, South Whitley and Columbia City, Indiana.

     The principal business of the Bank consists of attracting retail deposits from the general public and investing those funds primarily in one- to four-family residential mortgage, consumer loans, commercial and multi-family real estate, construction and commercial business loans primarily in the Bank's market area. The Bank also purchases mortgage-backed securities and invests in U.S. Government and agency obligations and other permissible investments. At June 30, 2004, substantially all of the Bank's real estate mortgage loans (excluding mortgage-backed securities) were secured by properties located in Indiana.

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

     The Bank offers a variety of accounts having a wide range of interest rates and terms. The Bank's deposit accounts include savings, money market savings, NOW, money market checking and regular checking accounts, and certificate accounts with terms of three to sixty months. The Bank solicits deposits in its primary market area. The Bank also has, from time to time, borrowed funds, both in the form of Federal Home Loan Bank ("FHLB") advances and by entering into repurchase agreements. At June 30, 2004, the Bank had FHLB advances totaling $55.7 million.

     FirstFed Financial, Inc. During fiscal 1993, the Company acquired FirstFed Financial, Inc. ("FirstFed") from the Bank. FirstFed offers insurance products, including life insurance, mutual funds, annuity and brokerage services through a registered broker dealer. FirstFed, which is located in Wabash, Indiana, was incorporated in 1989. In December 2000, FirstFed acquired Pulley Financial Services, Inc. Subsequent to the acquisition, FirstFed continued to operate as a wholly-owned subsidiary of the Company.

     Nevada Subsidiaries. First Federal Savings Bank of Wabash formed in April 2003 three new Nevada subsidiaries. The Bank owns directly 100% of the shares of Wabash Investments, Inc., a Nevada corporation ("Wabash Investments"). Wabash Investments, in turn, owns 100% of the shares of Wabash Holdings, Inc., a Nevada corporation ("Wabash Holdings"). Wabash Holdings owns 99% of the units and Wabash Investments owns 1% of the units of Wabash Portfolio, LLC, a Nevada limited liability company ("Wabash Portfolio"). Effective May 1, 2003, the Bank transferred the management of approximately $53.2 million in securities to Wabash Portfolio. Wabash Portfolio holds, services, manages, and invests that portfolio of securities and other securities that may be transferred from time to time by the Bank to Wabash Portfolio. Wabash Portfolio's investment policy mirrors that of the Bank. At June 30, 2004, of the $77.6 million in consolidated investments owned by the Bank, $52.9 million was held by Wabash Portfolio.

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

Lending Activities of First Federal

     Market Area of the Bank. The main office of First Federal is located in Wabash, Indiana, which is located in Wabash County. The Bank operates four branches in the following locations: North Manchester, Syracuse, South Whitley and Columbia City, Indiana. North Manchester is located in Wabash County, Syracuse is located in adjacent Kosciusko County, and South Whitley and Columbia City are located in adjacent Whitley County. The Bank considers Wabash, Kosciusko and Whitley Counties as its primary market area. The Bank also serves Grant, Miami, Huntington, Noble, Allen and Elkhart Counties in Indiana.

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

     The Bank also originates consumer (including automobile), commercial and multi-family real estate, commercial business, and residential construction loans in its primary market area. At June 30, 2004, the Bank's net loan portfolio totaled $136.1 million.

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

                                                         Year Ended June 30,                   Year Ended June 30,
                                                         -------------------                   -------------------
                                                            2004 vs. 2003                         2003 vs. 2002
                                                            -------------                         -------------
                                                           Increase                             Increase
                                                          (Decrease)                           (Decrease)
                                                            Due to            Total              Due to            Total
                                                            ------           Increase            ------           Increase
                                                      Volume       Rate     (Decrease)     Volume        Rate    (Decrease)
                                                      ------       ----     ----------     ------        ----    ----------
                                                                              (In Thousands)
Interest-earning assets:
 Loans receivable(1).....................             $(52)     $(1,138)     $(1,190)     $(1,157)       $(693)    $(1,850)
 Securities..............................               285        (239)           46          805        (446)         359
 Mortgage-backed securities..............              (61)        (137)        (198)        (128)        (433)       (561)
 Interest-bearings deposits in other
    financial Institutions...............              (24)         (10)         (34)           24         (31)         (7)
                                                       ----         ----         ----           --         ----         ---
Total interest-earning assets............              $148     $(1,524)     $(1,376)       $(456)     $(1,603)    $(2,059)
                                                       ====     ========     ========       ======     ========    ========
Interest-bearing liabilities:
 Money market accounts...................              $(7)         $(8)        $(15)        $(37)        $(35)       $(72)
 NOW accounts............................                13         (41)         (28)            5         (32)        (27)
 Savings accounts........................                26        (602)        (576)          400        (433)        (33)
 Certificates of deposit.................             (197)        (386)        (583)         (95)      (1,325)     (1,420)
 FHLB Advances...........................               338        (462)        (124)        (542)          (3)       (545)
                                                        ---        -----        -----        -----          ---       -----
Total interest bearing liabilities.......              $173     $(1,499)     $(1,326)       $(269)     $(1,828)    $(2,097)
                                                       ====     ========     ========       ======     ========    ========
Net interest income......................                                       $(50)                                 $(38)
                                                                                =====                                 =====
--------------------
(1) Includes the impact of non-accruing loans and loan fees.




     Loan Portfolio Composition. The following table contains information concerning the composition of the Bank's loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees, cost and discounts and allowances for loan losses) as of the dates indicated.

                                                                     June 30,
                                   --------------------------------------------------------------------------------
                                            2004                       2003                        2002
                                            ----                       ----                        ----
                                    Amount      Percent       Amount         Percent       Amount       Percent
                                    ------      -------       ------         -------       ------       -------

                                                                                          (Dollars in Thousands)
Real Estate Loans:

    One- to four-family              $67,511      48.50%        $ 61,796      47.69%        $ 65,658       45.34%
    Commercial and multi-family       26,365      18.94           24,593      18.98           21,877       15.11
    Construction.....                  1,828       1.31            1,571       1.21            2,746        1.90
                                       -----       ----            -----       ----            -----        ----
      Total real estate loans         95,704      68.75           87,960      67.88           90,281       62.35


Other Loans:
    Consumer Loans:

        Deposit account                  159        .11              209        .16              267         .19
        Automobile...                 14,414      10.36           14,977      11.56           21,966       15.17
        Home equity and               18,017      12.94           15,138      11.68           17,232       11.90

         improvement.

        Manufactured home                193        .14              136        .11              164         .11
        Other........                  2,345       1.69            2,806       2.17            2,855        1.97
                                       -----       ----            -----       ----            -----        ----
          Total consumer loans        35,128      25.24           33,266      25.68           42,484       29.34
                                      ------      -----           ------      -----           ------       -----
    Commercial business loans          8,363       6.01            8,347       6.44           12,041        8.31
                                       -----       ----            -----       ----           ------        ----

    Total other loans                 43,491      31.25           41,613      32.12           54,525       37.65
                                      ------      -----           ------      -----           ------       -----
    Total loans......                139,195     100.00%         129,573     100.00%         144,806      100.00%
                                                 ======                      ======                       ======

Less:

    Loans in process.                    651                         921                         679
    Deferred fees, cost and
        discounts....                  (112)                          41                        (92)

   Allowance for loan losses           2,570                       2,592                       2,361
                                       -----                       -----                       -----
   Total loans, net..               $136,086                   $ 126,019                   $ 141,858
                                    ========                   =========                   =========


[TABLE CONTINUED]

                                                           June 30,
                                   ------------------------------------------------------
                                              2001                       2000
                                              ----                       ----
                                       Amount       Percent      Amount       Percent
                                       ------       -------      ------       -------


Real Estate Loans:

    One- to four-family                  $ 68,646       44.49%    $ 69,738      45.38%
    Commercial and multi-family            15,387        9.97        8,138       5.30
    Construction.....                       4,163        2.70        2,344       1.53
                                            -----        ----        -----       ----
      Total real estate loans              88,196       57.16       80,220      52.21


Other Loans:
    Consumer Loans:

        Deposit account                       314         .20          349        .23
        Automobile...                      27,163       17.61       31,368      20.41
        Home equity and                    15,809       10.25       13,119       8.54

         improvement.

        Manufactured home                     212         .14          235        .15
        Other........                       3,782        2.45        4,070       2.65
                                            -----        ----        -----       ----
          Total consumer loans             47,280       30.65       49,141      31.98
                                           ------       -----       ------      -----
    Commercial business loans              18,811       12.19       24,301      15.81
                                           ------       -----       ------      -----

    Total other loans                      66,091       42.84       73,442      47.79
                                           ------       -----       ------      -----
    Total loans......                     154,287      100.00%     153,662     100.00%
                                                       ======                  ======

Less:

    Loans in process.                         565                    1,335
    Deferred fees, cost and                 (246)                    (444)

        discounts....

   Allowance for loan losses                1,773                    1,961
                                            -----                    -----
   Total loans, net..                   $ 152,195                $ 150,810
                                        =========                =========


     The following table shows the composition of the Bank's loan portfolio by fixed and adjustable-rate at the dates indicated.

                                                                                  June 30,
                                       ---------------------------------------------------------------------------------------------
                                                2004                   2003                   2002                      2001
                                                ----                   ----                   ----                      ----
                                           Amount     Percent    Amount   Percent         Amount   Percent       Amount     Percent
                                           ------     -------    ------   -------         ------   -------       ------     -------
                                                                                        (Dollars in Thousands)
Fixed-Rate Loans:
----------------
Real Estate:
   One- to four-family................   $ 32,634     23.44%     $ 24,855       19.18%  $ 18,119     12.51%    $ 17,690       11.47%
   Commercial and multi-family........      8,230      5.91         8,342        6.44      6,061      4.19        7,906        5.13
   Construction.......................      1,548      1.11           566         .44      2,380      1.64        3,973        2.57
                                            -----      ----           ---                  -----      ----    ---------        ----
      Total real estate loans.........     42,412     30.46        33,763       26.06     26,560     18.34       29,569       19.17

Consumer..............................     18,954     13.62        19,740       15.23     32,721     22.60       38,915       25.22
Commercial business...................      4,016      2.89         4,499        3.47      4,308      2.97        9,199        5.96
                                            -----      ----         -----        ----      -----      ----        -----        ----
      Total fixed-rate loans..........     65,382     46.97        58,002       44.76     63,589     43.91       77,683       50.35

Adjustable-Rate Loans:
---------------------
   Real estate:
    One- to four-family...............     34,877     25.06        36,940       28.51     47,539     32.83       50,956       33.03
    Commercial and multi-family.......     18,135     13.03        16,251       12.54     15,816     10.92        7,481        4.85
    Construction......................        280       .20         1,005         .78        366       .26          190         .12
                                              ---       ---         -----         ---        ---       ---          ---         ---
      Total real estate loans.........     53,292     38.29        54,196       41.83     63,721     44.01       58,627       38.00
                                           ------     -----        ------       -----     ------     -----       ------       -----

    Consumer..........................     16,174     11.62        13,526       10.44      9,763      6.74        8,365        5.42
    Commercial business...............      4,347      3.12         3,848        2.97      7,733      5.34        9,612        6.23
                                            -----      ----         -----        ----      -----      ----        -----        ----
      Total adjustable-rate loans.....     73,813     53.03        71,570       55.24     81,217     56.09       76,604       49.65
                                           ------     -----        ------       -----     ------     -----       ------       -----

      Total loans.....................    139,195    100.00%      129,572      100.00%   144,806    100.00%     154,287      100.00%
                                                     ======                    ======               ======                   ======


Less:
----
   Loans in process...................        651                     921                    679                    565
   Deferred fees, cost and discounts..      (112)                      41                   (92)                  (246)
   Allowance for loan losses..........      2,570                   2,592                  2,361                  1,773
                                                                                        ------                   ------

      Total loans, net................  $ 136,086               $ 126,018              $ 141,858              $ 152,195
                                        =========               =========              =========              =========


[TABLE CONTINUED]

                                                   June 30,
                                           ------------------------
                                                    2000
                                                    ----
                                                Amount  Percent
                                                ------  -------

Fixed-Rate Loans:
----------------
Real Estate:
   One- to four-family................        $ 15,268      9.94%
   Commercial and multi-family........           2,253      1.46
   Construction.......................           2,272      1.48
                                                 -----      ----
      Total real estate loans.........          19,793     12.88

Consumer..............................          49,024     31.90
Commercial business...................           8,666      5.64
                                                 -----      ----
      Total fixed-rate loans..........          77,483     50.42

Adjustable-Rate Loans:
---------------------
   Real estate:
    One- to four-family...............          54,470     35.44
    Commercial and multi-family.......           5,885      3.83
    Construction......................              72       .05
                                                   ---       ---
      Total real estate loans.........          60,427     39.32
                                                ------     -----

    Consumer..........................             117       .08
    Commercial business...............          15,635     10.18
                                                ------     -----
      Total adjustable-rate loans.....          76,179     49.58
                                                ------     -----

      Total loans.....................         153,662    100.00%
                                                          ======


Less:
----
   Loans in process...................           1,335
   Deferred fees, cost and discounts..           (444)
   Allowance for loan losses..........           1,961
                                                 -----

      Total loans, net................       $ 150,810
                                             =========


     The following schedule illustrates the interest rate sensitivity of the Bank's loan portfolio (including non-accruing loans) at June 30, 2004. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                                     Real Estate
                        --------------------- ------------------------ ------------------------
                        One- to four-family         Commercial              Construction
                        -------------------         ----------              ------------
                                     Weighted               Weighted                Weighted
                                      Average                Average                 Average
                          Amount       Rate     Amount        Rate         Amount     Rate
                        ----------- --------- ------------ ----------- ----------- ------------
   Due During Years                            (Dollars in Thousands)
   Ending June 30,
          --------

2005                        $9,818  6.93%          $8,242  5.63%           $1,828  6.13%
2007-2009                   27,525  7.04           13,759  6.14               ---  ---
2010 and following          30,168  6.95            4,364  6.56               ---  ---
                            ------  ----            -----  ----               ---  ---
                            $67,511 6.98%          $26,365 6.05%            $1,828 6.13%
                            =======                =======                  ======



[TABLE CONTINUED BELOW]


                                  Consumer            Commercial Business            Total
                                  --------            -------------------            -----
                                                                 Weighted
                                        Weighted                 Average
                              Amount  Average Rate       Amount     Rate          Amount  Percent
                          ----------- -------------- ----------- ----------- ------------ ---------
   Due During Years
   Ending June 30,
          --------

2005                         $17,112  5.42%              $5,718  6.60%           $42,718  30.69%
2007-2009                     15,238  7.13                2,335  7.15             58,857  42.28
2010 and following             2,778  7.33                  310  7.11             37,620  27.03
                               -----  ----                  ---  ----             ------  -----
                              $35,128 6.31%               $8,363 6.77%           $139,195 100%
                              =======                     ======                 ========


     The total amount of loans due after June 30, 2005 which have fixed interest rates is $54.2 million, while the total amount of loans due after such dates which have floating or adjustable interest rates is $42.3 million.



     One- to Four-Family Residential Mortgage Lending. Residential loan originations of this type are generated by the Bank's marketing efforts, its present and walk-in customers, and referrals from real estate agents, brokers and builders. The Bank focuses its lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences. At June 30, 2004, the Bank's one- to four-family residential mortgage loans totaled $67.5 million, or approximately 48.5% of the Bank's total gross loan portfolio.

     The Bank currently originates up to a maximum of 30-year adjustable-rate, one- to four-family residential mortgage loans in amounts up to 100% of the appraised value of the security property provided that private mortgage insurance is obtained in an amount sufficient to reduce the Bank's exposure to at or below the 80% loan-to-value level. The Bank's one- to four-family residential mortgage originations are primarily in its market and surrounding areas.

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

     In underwriting one- to four-family residential real estate loans, First Federal evaluates both the borrower's ability to make monthly payments and the value of the property securing the loan. Properties securing loans are appraised by independent fee appraisers approved and qualified by the Board of Directors. First Federal generally requires borrowers to obtain title insurance, and fire and property insurance (including flood insurance, if necessary) in an amount not less than the amount of the loan. Real estate loans originated by the Bank generally contain a "due on sale" clause allowing the Bank to declare the unpaid principal balance due and payable upon the sale of the security property.

     Consumer Lending. First Federal offers a variety of secured consumer loans, including automobile, home equity, home improvement and loans secured by savings deposits. In addition, First Federal offers other secured and unsecured consumer loans. The Bank currently originates substantially all of its consumer loans in its primary market area and surrounding areas. The Bank originates consumer loans on both a direct and indirect basis. Direct loans are made when the Bank extends credit directly to the borrower. Indirect loans are obtained when the Bank purchases loan contracts from retailers of goods or services which have extended credit to their customers. The indirect lending is with selected automobile and boat dealers located in the Bank's primary market and surrounding areas. The Bank underwrites each indirect loan in accordance with its normal consumer loan standards. At June 30, 2004, the Bank's consumer loan portfolio totaled $35.1 million, or 25.2% of its total gross loan portfolio.

     Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles or mobile homes. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At June 30, 2004, $56,000 or approximately 0.2% of the consumer loan portfolio was non-accruing. There can be no assurance that delinquencies will not increase in the future.

     The largest components of First Federal's consumer loan portfolio are home equity and improvement loans and automobile loans. Loans secured by second mortgages, together with loans secured by all prior liens, are currently limited to 100% or less of the appraised value of the property securing the loan. Generally, such loans have a maximum term of up to 20 years. As of June 30, 2004, home equity and home improvement loans, most of which are secured by second mortgages, amounted to $18.0 million, or 12.9% of the Bank's gross loan portfolio. At June 30, 2004, automobile loans totaled $14.4 million, or approximately 10.4% of the Bank's gross loan portfolio.

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

     Construction Lending. The Bank engages in limited amounts of construction lending to individuals for the construction of their residences as well as to builders for the construction of single family homes in the Bank's primary market area and surrounding areas. At June 30, 2004, the Bank had $1.8 million of gross construction loans, most of which were to borrowers who intended to live in the properties upon completion of construction.

     Construction loans to individuals for their residences are structured to be converted to permanent loans at the end of the construction phase, which typically runs for six months. During the construction phase, the borrower pays interest only. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans.

     Construction loans to builders of one- to four-family residences require the payment of interest only for up to 12 months. In most cases, these loans carry fixed interest rates. At June 30, 2004, the Bank had $518,000 in construction loans outstanding to builders.

     Construction lending generally affords the Bank an opportunity to receive interest at rates higher than those obtainable from permanent residential loans and to receive higher origination and other loan fees. In addition, construction loans are generally made with fixed rates of interest or for relatively short terms. Nevertheless, construction lending is generally considered to involve a higher level of credit risk than one- to four-family residential lending due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on development projects, real estate developers and managers. In addition, the nature of these loans is such that they are more difficult to evaluate and monitor. Finally, the risk of loss on construction loans is dependent largely upon the accuracy of the initial estimate of the individual property's value upon completion of the project and the estimated cost (including interest) of the project. If the cost estimate proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the project. At June 30, 2004, the Bank had no construction loans outstanding which were over thirty days delinquent.

     Commercial and Multi-Family Real Estate Lending. The Bank has also engaged in commercial and multi-family real estate lending in the Wabash market area and surrounding areas and has purchased participation interests in loans from other financial institutions throughout Indiana and neighboring jurisdictions. At June 30, 2004, the Bank had $26.4 million of commercial and multi-family real estate loans, which represented 18.9% of the Bank's total gross loan portfolio. The largest commercial or multi-family real estate loan outstanding at June 30, 2004 was $2.5 million, which was performing in accordance with its repayment terms. At June 30, 2004, substantially all of the Bank's commercial and multi-family real estate loan portfolio was secured by properties located in Indiana.

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

     The Bank's commercial and multi-family real estate loan portfolio is secured primarily by apartment buildings and, to a lesser extent, office buildings and nursing homes. Commercial and multi-family real estate loans generally have terms that do not exceed 20 years. The Bank has a variety of rate adjustment features and other terms in its commercial and multi-family real estate loan portfolio. Generally, the loans are made in amounts up to 80% of the appraised value of the security property. Commercial real estate and multi-family loans provide for a margin over a designated index which is generally the prime rate. The Bank currently analyzes the financial condition of the borrower, the borrower's credit history, and the reliability and predictability of the cash flow generated by the property securing the loan. The Bank generally requires personal guaranties of the borrowers. Appraisals on properties securing commercial real estate loans originated by the Bank are performed by independent appraisers.

     Commercial Business Lending. At June 30, 2004, approximately $8.4 million, or 6.0% of the Bank's total gross loan portfolio, was comprised of commercial loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which, in turn, is likely to be dependent upon the general economic environment). The Bank's commercial business loans are usually, but not always, secured by business assets. However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

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

Non-Performing Assets and Classified Assets

     When a borrower fails to make a required payment on real estate secured loans and consumer loans, the Bank generally institutes collection procedures by mailing a delinquency notice within 30 days after the payment is due. The customer is contacted again, by notice and/or telephone, when the payment is 45 days past due and when 75 days past due. In most cases, delinquencies are cured promptly; however, if a loan secured by real estate or other collateral has been delinquent for more than 90 days, satisfactory payment arrangements must be adhered to or the Bank may initiate foreclosure or repossession.

     Generally, when a loan becomes delinquent 90 days or more or when the collection of principal or interest becomes doubtful, the Bank will place the loan on a nonaccrual status and, as a result, previously accrued interest income on the loan is taken out of current income. The loan will remain on a nonaccrual status as long as the loan is 90 days delinquent. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

     The following table sets forth information concerning delinquent mortgage and other loans at June 30, 2004. The amounts presented represent the total remaining principal balances of the related loans, rather than the actual payment amounts which are overdue.

                                                                              Loans Delinquent For:
                                              30-59 Days                60-89 Days       90 Days and Over    Total Delinquent Loans
                              -------------------------- ------------------------ ------------------------ -------------------------
                              Number   Amount   Percent  Number  Amount   Percent Number   Amount  Percent Number   Amount   Percent
                                                                            (Dollars in Thousands)
Real Estate:
  One-to four-family                9     $501    0.74%       5     $164   0.24%        8    $849   1.26%       22   $1,514   2.24%
  Commercial and Multi-Family     ---      ---      ---     ---      ---     ---        2    $120   0.46%        2     $120   0.46%
  Construction                    ---      ---      ---     ---      ---     ---      ---     ---     ---      ---      ---     ---
Consumer                           43     $237    0.67%       3      $52   0.15%       11     $56   0.16%       57     $345   0.98%
Commercial business               ---      ---      ---     ---      ---     ---      ---     ---     ---      ---      ---     ---

     Total delinquent loans        52     $738    0.53%       8     $216   0.16%       21  $1,025   0.74%       81   $1,979   1.43%
                                   ==     ====                =     ====               ==  ======               ==   ======





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

                                                                               June 30,.
                                                  ---------------------------------------------------------------------
                                                          2004          2003          2002           2001         2000
                                                          ----          ----          ----           ----         ----
                                                                         (Dollars in Thousands)
Non-accruing loans:
  One- to four-family                                     $849        $1,554          $210           $134         $137
  Commercial and multi-family real estate                  120           723           350            346           39
  Consumer                                                  56           124            94            163           75
                                                            --           ---            --            ---           --
  Commercial                                               ---           215         1,288            676            -
                                                           ---           ---         -----            ---            -
         Total non-accruing loans............            1,025         2,616         1,942          1,319          251
                                                         -----         -----         -----          -----          ---

Foreclosed and repossessed assets:
  One- to four-family                                      552             5           148            230          ---
  Commercial and multi-family real estate                  490           100           ---            ---          ---
  Consumer                                                 180            21            40             69           39
                                                           ---            --            --             --           --
  Commercial                                               ---           ---           ---            ---          ---
                                                           ---           ---           ---            ---          ---
         Total foreclosed assets.............            1,222           126           188            299           39

Troubled debt restructurings                               ---           ---           ---            ---          ---
                                                           ---           ---           ---            ---          ---

Total non-performing assets                             $2,247        $2,742        $2,130         $1,618         $290
                                                        ======        ======        ======         ======         ====

Total as a percentage of total assets                    0.94%         1.13%         0.90%          0.70%        0.13%
                                                         =====         =====         =====          ====         ====


     Other Loans of Concern. As of June 30, 2004, $8.2 million in loans were classified by the Bank with respect to the majority of which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms. These circumstances  may  result  in  the  future  inclusion  of  such  items  in  the non-performing asset categories. This $8.2 million total includes the non-accruing loans set forth in the preceding table. The principal components of loans of concern are 16 one- to four-family loans aggregating $1.2 million, 37 consumer loans aggregating $239,000 and 36 nonresidential real estate and commercial loans aggregating $6.8 million at June 30, 2004. The principal components of loans of concern at June 30, 2003 consisted of 15 one- to four-family loans aggregating $1.3 million, 58 consumer loans aggregating $638,000 and 42 nonresidential real estate and commercial loans aggregating $7.5 million.

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

     In accordance with its classification of assets policy, the Bank regularly reviews the loans in its portfolio to determine whether any loans require classification. On the basis of management's review of its assets, at June 30, 2004, the Bank had classified a total of approximately $4.1 million as special mention, $4.9 million of its assets as substandard and $379,000 as doubtful. At June 30, 2004, total classified and non-performing assets comprised $9.4 million or 3.9% of the Bank's total assets.

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

     Although management believes that it uses the best information available to determine the allowances, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Bank's allowances will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. At June 30, 2004, the Bank had a total allowance for loan losses of $2.6 million or 1.8% of total loans. See Note 4 of the Notes to Consolidated Financial Statements in the Annual Report to Stockholders (the "Annual Report"), attached hereto as Exhibit 13.

     The following table sets forth an analysis of the Bank's allowance for loan losses.

                                                                              June 30,
                                                ---------------------------------------------------------------------
                                                        2004          2003          2002          2001          2000
                                                        ----          ----          ----          ----          ----
                                                                       (Dollars in Thousands)


Balance at beginning of period...............         $2,592        $2,361        $1,773        $1,961        $1,623

Charge-offs:
   One- to four-family.......................            203            43            10           113            --
   Consumer..................................            233           404           802         1,277           507
   Commercial and nonresidential real estate.            675         1,082           420           802           276
                                                         ---         -----           ---           ---           ---
                                                       1,111         1,529         1,232         2,192           783
Recoveries:
   One- to four-family real estate                        34            25             6            --            --
   Consumer..................................            136           286           242           139            82
   Commercial and nonresidential real estate.            139             9           217           150             5
                                                         ---             -           ---           ---             -
                                                         309           320           465           289            87
                                                         ---           ---           ---           ---            --
Net charge-offs..............................            802         1,209           767         1,903           696
Additions charged to operations..............            780         1,440         1,355         1,715         1,034
                                                         ---         -----         -----         -----         -----
Balance at end of period.....................         $2,570        $2,592        $2,361        $1,773        $1,961
                                                      ======        ======        ======        ======        ======

Ratio of net charge-offs during the period to          0.60%         0.91%         0.52%         1.23%         0.45%
  average loans outstanding during the period          ====          ====          ====          ====          ====







     The distribution of the Bank's allowance for loan losses at the dates indicated is summarized as follows:

                                                                              June 30,
                               -----------------------------------------------------------------------------------------------------
                                        2004                     2003                       2002                        2001
                                        ----                     ----                       ----                        ----
                                             Percent                  Percent                    Percent                     Percent
                                            of Loans                 of Loans                    of Loans                   of Loans
                                             in Each                  in Each                    in Each                     in Each
                                            Category                 Category                    Category                   Category
                                            to Total                 to Total                    to Total                   to Total
                                 Amount       Loans      Amount        Loans        Amount        Loans         Amount        Loans
                                 ------       -----      ------        -----        ------        -----         ------        -----
                                                                                    (Dollars in Thousands)


One- to four-family...........       $273      48.50%        $193      47.69%           $211      45.34%           $ 184      44.49%
Commercial and
   multi-family real estate...      1,324      18.94          595      18.98             293      15.11              215       9.97
Construction..................        ---       1.31          ---       1.21             ---       1.90              ---       2.70
Consumer......................        555      25.24          912      25.68             684      29.34              454      30.65
Commercial business...........        418       6.01          892       6.44           1,173       8.31              859      12.19
Unallocated...................        ---        ---          ---        ---            ----        ---               61        ---
                                   ------     ------       ------     ------          ------     ------          -------     ------
     Total....................     $2,570     100.00%      $2,592     100.00%         $2,361     100.00%         $1,773      100.00%
                                   ======     =======      ======     =======         ======     ======          =======     ======


[TABLE CONTINUED BELOW]

                                             June 30,
                                       ----------------------
                                              2000
                                              ----
                                                   Percent
                                                   of Loans
                                                   in Each
                                                   Category
                                                   to Total
                                       Amount       Loans
                                       ------       -----



One- to four-family...........             $274      45.38%
Commercial and
   multi-family real estate...              120       5.30
Construction..................               --       1.53
Consumer......................              825      31.98
Commercial business...........              571      15.81
Unallocated...................              171        ---
                                         ------     ------
     Total....................           $1,961     100.00%
                                         ======     ======


Investment Activities

     Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Bank has generally maintained its liquid assets at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. As of June 30, 2004, the Bank's liquidity position was at a level deemed by management to be consistent with safe and sound banking practices.

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

     First Federal's investment and mortgage-backed securities portfolios are managed in accordance with a written investment policy adopted by the Board of Directors. Investments may be made by the President or the Chief Financial Officer of First Federal only within the guidelines of the investment policy. Quarterly investment strategies are developed by the ALCO Committee while investment transactions are reviewed monthly by the Board of Directors.

     Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"), requires that securities and mortgage-backed securities be classified as held to maturity, available for sale or trading purposes. Under SFAS No. 115, securities that the Company has the positive intent and ability to hold until maturity are classified as held to maturity and are reported at amortized cost. Securities classified as available for sale are those the Company may sell in response to liquidity needs, for asset/liability management purposes and other reasons and are reported at fair value. Unrealized gains and losses on securities available for sale are reported as a separate component of equity, net of tax. Trading securities are those which are purchased for sale in the near future and are reported at fair value. Unrealized gains and losses on trading securities are included in income. Transfers between categories are accounted for as sales and repurchases at fair value. For any sales or transfers of securities classified as held to maturity, the cost basis, the realized gain or loss, and the circumstances leading to the decision to sell are required to be disclosed. At the time of purchase of new securities, management of the Company makes a determination as to the appropriate classification of securities as available for sale or held to maturity. At June 30, 2004, the Company had no securities classified as held to maturity and $79.1 million classified as available for sale, including mortgage-backed securities. No securities were held for trading purposes on such date.

     Securities. It is the Company's general policy to purchase securities which are U.S. Government securities and federal agency obligations, state and local government obligations, commercial paper, short-term corporate debt securities and overnight federal funds. At June 30, 2004, the weighted average term to maturity or repricing of the investment securities portfolio, excluding the FHLB, Freddie Mac stock and other equity securities available for sale, was 3.9 years.

     OTS regulations restrict investments in corporate debt and equity securities by the Bank. These restrictions include prohibitions against investments in the debt securities of any one issuer in excess of 15.0% of the Bank's unimpaired capital and unimpaired surplus as defined by federal regulations, which totaled $18.7 million as of June 30, 2004, plus an additional 10% if the investments are fully secured by readily marketable collateral. See "Regulation - Federal Regulation of Savings Associations" for a discussion of additional restrictions on the Bank's investment activities.

     The following table sets forth the composition of the Company's securities portfolio excluding mortgage-backed securities, at the dates indicated.

                                                                                 June 30,
                                              --------------------------------------------------------------------------------
                                                         2004                      2003                       2002
                                                         ----                      ----                       ----
                                                   Carrying     % of         Carrying     % of         Carrying     % of
                                                      Value    Total            Value    Total            Value     Total
                                                                          (Dollars in Thousands)
    Securities available for sale:

      US Govt & agency ......................       $18,057      32.00%       $16,697      25.80%       $12,894      25.54%
      Corporate..............................         5,460       9.68          7,235      11.18          2,531       5.01
      State & municipal......................        16,493      29.23         20,263      31.30         17,082      33.84
      Other equity securities................        12,798      22.68         17,086      26.40         14,574      28.87
                                                     ------      -----         ------      -----         ------      -----
        Total securities available for sale..        52,808      93.59         61,281      94.68         47,081      93.26
      FHLB stock.............................         3,617       6.41          3,446       5.32          3,401       6.74
                                                      -----   --------          -----   --------          -----   --------
          Total securities...................       $56,425     100.00%       $64,727     100.00%       $50,482     100.00%
                                                    =======     ======        =======     ======        =======     ======


    Weighted average remaining life or term to
      repricing, excluding FHLB stock and other
      equity  securities available for sale..       3.9 yrs.                   4.8 yrs.                  6.2 yrs.


    Other interest-earning assets:


      Interest-earning deposits with banks...        $1,300                    $1,589                    $2,997
                                                     ======                    ======                    ======


     The  composition  and  maturities of the  securities  portfolio,  excluding
mortgage-backed   securities,  FHLB  of  Indianapolis  stock  and  other  equity securities, are indicated in the following table.


                                                                 June 30, 2004
                                -------------------------------------------------------------------------------
                                Less Than      1 to 5        5 to 10       Over 10         Total
                                 1 Year         Years         Years         Years       Securities
                                -------------------------------------------------------------------------------
                                Amortized     Amortized     Amortized     Amortized      Amortized       Fair
                                  Cost          Cost          Cost           Cost          Cost          Value
                                -------------------------------------------------------------------------------
                                                             (Dollars in Thousands)
US Govt & agency............        $---        $7,736        $5,699         $4,715       $18,150       $18,057
Corporate...................         999         2,515           ---          1,813         5,327         5,460
State & municipal...........         ---           145         2,511         13,254        15,910        16,493
Total debt securities.......       $ 999       $10,396        $8,210       $ 19,782      $ 39,387       $40,010
                                   =====       =======        ======       ========      ========       =======

Weighted average yield(1)...       3.33%         4.15%         5.03%          6.25%         5.37%
-----------------------
(1) Yields reflected have been computed on a tax equivalent basis.


     The Company's securities portfolio at June 30, 2004 contained no tax-exempt securities or other securities of any single issuer with an aggregate book value in excess of 10% of the Company's shareholders' equity, excluding those issued by the United States Government, or its agencies.

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

     The following table sets forth the amortized cost of the Company's mortgage-backed securities at the dates indicated.

                                                  June 30,
                                   ---------------------------------
                                      2004         2003         2002
                                      ----         ----         ----
                                          (In Thousands)
Fannie Mae.................        $16,248      $19,077     $ 14,193
Ginnie Mae.................            490        3,428        2,406
Freddie Mac................          5,406        4,079       12,538
Other......................          4,260        1,518          ---
                                     -----        -----       ------
    Total..................        $26,404      $28,102      $29,137
                                   =======      =======      =======

     The following table sets forth the contractual maturities of the Company's mortgage-backed securities based on amortized cost at June 30, 2004. Not considered in the preparation of the table below is the effect of prepayments, periodic principal repayments and the adjustable-rate nature of these instruments.

                                                    Due in                      June 30,
                               ----------------------------------------------     2004
                                 5 Years    5 to 10       10 to 20  Over 20      Balance
                                 or Less     Years          Years    Years     Outstanding
                               ----------  ---------      --------  --------   -----------
                                                  (Dollars In Thousands)


Fannie Mae....................      $---      $752      $9,946     $5,550        $16,248
Ginnie Mae....................       ---       ---         ---        490            490
Freddie Mac...................       ---     1,362       4,044        ---          5,406
Other  .......................       ---       930         822      2,508          4,260
                                     ---    ------     -------     ------        -------

     Total....................      $---    $3,044     $14,812     $8,548        $26,404
                                    ====    ======     =======     ======        =======
Weighted average yield........      ---%     4.35%       3.76%      4.61%          4.10%



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

     Deposits. First Federal offers a variety of deposit accounts having a wide range of interest rates and terms. The Bank's deposit accounts consist of savings accounts, money market savings accounts, NOW, money market checking and regular checking accounts, and certificate accounts ranging in terms from 91 days to 60 months. The Bank only solicits deposits from its market area and currently does not use brokers to obtain deposits. The Bank relies primarily on competitive pricing policies, advertising and customer service to attract and retain these deposits.

     The flow of  deposits  is  influenced  significantly  by  general  economic
conditions,   changes  in  money  market  and  prevailing  interest  rates,  and competition.

     The variety of deposit accounts offered by the Bank has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. Nonetheless, the Bank has become more susceptible to short-term fluctuations in deposit flows, as customers have become more interest rate conscious. The Bank endeavors to manage the pricing of its deposits in keeping with its asset/liability management and profitability objectives. Based on its experience, the Bank believes that its savings, money market, NOW and regular checking accounts are relatively stable sources of deposits. However, the ability of the Bank to attract and maintain certificates of deposit and savings accounts and the rates paid on these deposits has been and will continue to be significantly affected by market conditions.

     The following table sets forth the Bank's deposits flows during the periods indicated.


                                                 Year Ended June 30,
                                       -----------------------------------------
                                        2004             2003            2002
                                        ----             ----            ----
                                                (Dollars in Thousands)

Opening balance...................    $163,446         $158,661        $144,630
Purchased deposits................         ---              ---             ---
Net deposits......................     (7,178)              747           8,807
Interest credited.................       2,984            4,038           5,224
                                         -----            -----           -----

Ending balance....................    $159,252         $163,446        $158,661
                                      ========         ========        ========

Net increase (decrease) ..........    $(4,194)           $4,785         $14,031

Percent increase (decrease) ......     (2.57)%            3.02%           9.70%


     The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by the Bank at the dates indicated.

                                                                    Year Ended June 30,
                                                 2004                      2003                       2002
                                                 ----                      ----                       ----
                                                      Percent                   Percent                    Percent
                                            Amount   of Total          Amount   of Total         Amount   Of Total
                                                                                   (Dollars in Thousands)
Interest Rate Range:
-------------------
Savings accounts....................       $59,483     37.36%         $60,054     36.74%        $57,180        36.04%
Demand accounts(1)..................        10,913      6.85           11,238      6.88           9,981         6.29
Money market accounts...............         1,610      1.01            2,247      1.37           2,973         1.87
NOW accounts........................         9,636      6.05            8,149      4.99           7,460         4.70
                                             -----      ----            -----      ----           -----      --------
Total non-certificates..............        81,642     51.27           81,688     49.98          77,594        48.90

Certificates:
------------
 0.00 -  3.99%......................        57,314     35.99           56,569    34.61           34,298       21.62
 4.00 -  5.99%......................        18,237     11.45           22,372    13.69           26,461       16.68
 6.00 -  7.99%......................         2,059      1.29            2,817     1.72           20,308       12.80
 8.00 -  9.99%......................           ---      ---               ---     ---               ---
Total Certificates..................        77,610     48.73           81,758    50.02           81,067       51.10
                                            ------     -----           ------    -----           ------        -----
Total Deposits......................      $159,252    100.00%        $163,446   100.00%        $158,661      100.00%
                                          ========    ======         ========   ======         ========      ======

(1) Non-interest-bearing accounts.



     The following table indicates the amount of the Bank's certificates of deposit and other deposits by time remaining until maturity as of June 30, 2004.


                                                                              Maturity
                                                  ------------------------------------------------------------------
                                                    3 Months      Over        Over         Over          Total
                                                   or Less       3 to 6      6 to 12     12 months       -----
                                                    -------      Months      Months      ---------
                                                                 ------      ------
                                                                           (In Thousands)

Certificates of deposit less than $100,000......    $9,463       $4,070       $6,651      $37,123       $57,307

Certificates of deposit of $100,000 or more.....     3,231          716        3,196        9,969        17,112

Public funds(1).................................       656        2,433          102          ---         3,191
                                                       ---        -----          ---          ---         -----

Total certificates of deposit...................   $13,350       $7,219       $9,949      $47,092       $77,610
                                                   =======       ======       ======      =======       =======
------------------
(1)  Deposits from governmental and other public entities.


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


     First Federal's borrowings at June 30, 2004 consisted of advances from the FHLB of Indianapolis upon the security of a hybrid collateral agreement of a percentage of unencumbered loans and securities. Such advances can be made pursuant to several different credit programs, each of which has an interest rate and range of maturities. At June 30, 2004, the Bank had $55.7 million in FHLB advances, and a $1.0 million overdraft line of credit was available from the FHLB.

     From time to time, First Federal has entered into repurchase agreements through a nationally recognized broker-dealer firm. These agreements are accounted for as borrowings by the Bank and are secured by certain of the Bank's securities. The broker-dealer takes possession of the securities during the period that the repurchase agreement is outstanding. The terms of the agreements have typically ranged from 30 days to a maximum of six months. The proceeds of these transactions are used to meet cash flow needs of the Bank. At June 30, 2004, the Bank had no repurchase agreements outstanding.

     The following table sets forth the maximum month-end balance and average balance of FHLB advances and line of credit from the FHLB and securities sold under agreements to repurchase at the dates indicated.

                                                         Year Ended June 30,
                                                       2004      2003      2002
                                                       ----      ----      ----
                                                         (Dollars in Thousands)
Maximum Balance:
---------------
FHLB advances and line of credit...................  $56,908   $54,363   $66,388
Securities sold under agreements to repurchase.....      ---       ---       ---

Average Balance:
---------------
FHLB advances and line of credit...................   54,383    47,747    57,607
Securities sold under agreements to repurchase.....      ---       ---       ---

Average Rate Paid On:
--------------------
FHLB advances and line of credit...................    4.60%     5.50%     5.50%
Securities sold under agreements to repurchase.....      ---       ---       ---


     The following table sets forth the Bank's borrowings at the dates indicated.

                                                    Year Ended June 30,
                                             2004          2003          2002
                                             ----          ----          ----
                                                       (In Thousands)
FHLB advances and line of credit......      $55,733       $52,038       $54,363
Due to brokers........................          ---           ---           ---
                                            -------       -------       -------
    Total borrowings..................      $55,733       $52,038       $54,363
                                            =======       =======       =======


Subsidiary Activities

     As a federally chartered savings association, First Federal is permitted by OTS regulations to invest up to 2% of its assets, or $4.8 million at June 30, 2004, in the stock of, or loans to, service corporation subsidiaries. First Federal may invest an additional 1% of its assets in service corporations where such additional funds are used for inner city or community development purposes. Moreover, First Federal may make loans to such subsidiaries in an aggregate amount not exceeding 50% of its regulatory capital. In addition to investments in service corporations, federal associations are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities which a federal association may engage in directly.

     A savings association that acquires a non-savings association subsidiary, or that elects to conduct a new activity within a subsidiary, must give the Federal Deposit Insurance Corporation and the Office of Thrift Supervision at least 30 days advance written notice. The Federal Deposit Insurance Corporation may, after consultation with the Office of Thrift Supervision, prohibit specified activities if it determines such activities pose a serious threat to the Savings Association Insurance Fund. Moreover, a savings association must deduct from capital, for purposes of meeting the core capital, tangible capital and risk-based capital requirements, its entire investment in and loans to a subsidiary engaged in activities not permissible for a national bank (other than exclusively agency activities for its customers or mortgage banking subsidiaries.) At June 30, 2004, the Bank was in compliance with all capital requirements imposed by law.

     Nevada Subsidiaries. First Federal Savings Bank of Wabash formed in April 2003 three new Nevada subsidiaries. The Bank owns directly 100% of the shares of Wabash Investments, Inc., a Nevada corporation ("Wabash Investments"). Wabash Investments, in turn, owns 100% of the shares of Wabash Holdings, Inc., a Nevada corporation ("Wabash Holdings"). Wabash Holdings owns 99% of the units and Wabash Investments hold 1% of the units of Wabash Portfolio, LLC, a Nevada limited liability company ("Wabash Portfolio"). Effective May 1, 2003, the Bank transferred the management of approximately $53.2 million in securities to Wabash Portfolio. Wabash Portfolio holds, services, manages, and invests that portfolio of securities and other securities that may be transferred from time to time by the Bank to Wabash Portfolio. Wabash Portfolio's investment policy mirrors that of the Bank. At June 30, 2004, of the $77.6 million in consolidated investments owned by the Bank, $52.9 million was held by Wabash Portfolio.

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

     All savings associations are subject to a semi-annual assessment, based upon the association's total assets, to fund the operations of the OTS. The Bank's OTS assessment for the fiscal year ended June 30, 2004 was approximately $63,354.

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

     In addition, the investment, lending and branching authority of the Bank is prescribed by federal laws, and the Bank is prohibited from engaging in any activities not permitted by such laws. The Bank's general permissible lending limit for loans-to-one borrower is the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At June 30, 2004, the Bank's lending limit under this restriction was approximately $3.4 million. First Federal is in compliance with the loans-to-one borrower limitation.

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

     The FDIC's deposit insurance premiums are assessed through a risk-based system, under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period. As of June 30, 2004, the Bank met the requirements of a well-capitalized institution.

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

     The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with this requirement. At June 30, 2004, First Federal did not have any unamortized purchased mortgage servicing rights, but did have certain intangible assets related to the purchase of the branch in South Whitley, Indiana.

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

     At June 30, 2004, the Bank had tangible capital of $18.7 million, or 7.90% of adjusted total assets, which is approximately $9.2 million above the minimum requirement of 4% of adjusted total assets in effect on that date.


     The capital standards also effectively require core capital equal to at least 4% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. At June 30, 2004 the Bank had certain intangible assets related to the branch purchase which were subject to these tests. At June 30, 2004, the Bank had core capital equal to $18.7 million, or 7.90% of adjusted total assets, which is $9.2 million above the minimum leverage ratio requirement of 4% in effect on that date.

     The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At June 30, 2004, First Federal had no capital instruments that qualify as supplementary capital and $2.6 million of general loss reserves, of which $664,000 was more than 1.25% of risk-weighted assets.

     Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. First Federal had no such exclusions from capital and assets at June 30, 2004.

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

     On June 30, 2004, the Bank had total risk-based capital of $20.6 million (including $18.7 million in core capital and $1.9 million in qualifying supplementary capital) and risk-weighted assets of $151.7 million (including, converted off-balance sheet assets); or total capital of 13.60% of risk-weighted assets. This amount was $8.5 million above the 8.0% requirement in effect on that date.

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

     Qualified Thrift Lender Test. All savings associations, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. At June 30, 2004, the Bank met the test and has always met the test since its effectiveness.

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

     Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At June 30, 2004, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS.

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

     As a member, First Federal is required to purchase and maintain stock in the FHLB of Indianapolis. At June 30, 2004, First Federal had $3.6 million in FHLB stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB stock. For the year ended June 30, 2004, the FHLB of Indianapolis paid dividends of 170,700 shares of FHLB stock and $246 in cash to First Federal. Over the past five fiscal years such dividends have averaged 6.76% and were 4.82% for the fiscal year ended June 30, 2004.

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

     A portion of the Bank's reserves for losses on loans may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of June 30, 2004, the portion of the Bank's reserves subject to this treatment for tax purposes totaled approximately $1.2 million.

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

     The Bank serves Wabash, Kosciusko, Grant, Miami, Huntington, Whitley, Allen, Noble and Elkhart Counties in Indiana. The Indiana counties of Wabash, Kosciusko and Whitley serve as the Bank's primary market areas. There are five commercial banks and one credit union which compete for deposits and loans in Wabash County. In Kosciusko County, there are eight commercial banks, two credit unions and one savings bank competing for market share. In Whitley County, there are six commercial banks, five credit unions and one savings bank competing for market share.

Employees

     At June 30, 2004, the Company and its affiliates had a total of 72 employees, including 19 part-time employees. The Company's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.


Item 2.  Description of Property

     The Bank conducts its business at its main office and four other locations in its primary market area. The Bank owns all of its offices. The total net book value of the Bank's premises and equipment (including land, buildings and furniture, fixtures and equipment) at June 30, 2004 was $4.0 million. See Note 6 of Notes to Consolidated Financial Statements in the Annual Report attached as
Exhibit 13. The following table sets forth information relating to each of the Bank's offices as of June 30, 2004.

                                                Date        Total Approximate
         Location                             Acquired        Square Footage
         -----------------------------        --------      -----------------
         Main Office:                           1982            10,185(1)
         1205 N. Cass Street
         Wabash, Indiana

         500 S. Huntington                      1977              3,600
         Syracuse, Indiana(2)

         1404 Street Road 114 West N.           1968            8,800(5)
         Manchester, Indiana(4)

         105 E. Columbia Street                 1997            5,300(5)
         South Whitley, Indiana(3)

         526 W. Connexion Way                   2004            8,800(5)
         Columbia City, Indiana(6)

(1) The Bank leases space in this office to its affiliate, FirstFed Financial, Inc.
(2)  A new branch at this site was completed in September 1995.
(3)  NBD Bank Branch acquired on June 13, 1997.
(4)  A new branch at this site was completed in November 2001.
(5)  Includes basement.
(6)  A new branch at this site was completed in June 2004.



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


Item 4.  Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 2004.

                                     PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

     Pages 36 and 38 of the attached 2004 Annual Report to Stockholders are herein incorporated by reference. The issuer sold no equity securities during the period covered by this report that were not registered under the Securities Act of 1933.

     Purchases of common stock made by or on behalf of the Company during the three months ended June 30, 2004 are set forth below:

                                                                                         Maximum Number (or
                                                             Total Number of Shares      Approximate Dollar Value)
                                                Average      Purchased as Part of        of Shares That May Yet Be
                          Total Number of       Price Paid   Publicly Announced Plans    Purchased Under the Plans
Period                    Shares Purchased      Per Share    or Programs (1)             or Programs
------                    ----------------      ----------   ------------------------    --------------------------
April 1 - 30, 2004                  ---              ---                  ---                        36,519
May 1 - 31, 2004                  3,500           $23.23                3,500                        33,019
June 1 - 30, 2004                14,481           $23.48               14,481                        18,538
                               ------------------------------------------------------------------------------
Total                            17,981           $23.43               17,981                        18,538

(1) In March 2003, the Board of Directors authorized a repurchase program of up to 5% or 66,090 of outstanding shares in the open market.



Item 6.  Management's Discussion and Analysis or Plan of Operation

     Pages 3 through 11 of the attached 2004 Annual Report to Stockholders are herein incorporated by reference.



Item 7.  Financial Statements

     The following information appearing in the Company's Annual Report to Stockholders for the year ended June 30, 2004, is incorporated by reference in this Annual Report on Form 10-KSB as Exhibit 13.

                                                                        Pages in
                                                                        Annual
Annual Report Section                                                   Report
Report of Independent Registered Public Accounting Firm..............   12

Consolidated Balance Sheets as of June 30, 2004 and 2003.............   13

Consolidated Statements of Income
Years Ended June 30, 2004, 2003 and 2002.............................   14

Consolidated Statement of Changes in Shareholders' Equity
Years Ended June 30, 2004, 2003 and 2002.............................   15

Consolidated Statements of Cash Flows
Years Ended June 30, 2004, 2003 and 2002.............................   16

Notes to Consolidated Financial Statements...........................   17 to 34


     With the exception of the information listed in Items 5-7 above, the Company's Annual Report to Stockholders for the year ended June 30, 2004, is not deemed filed as part of this Annual Report on Form 10-KSB.

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


Item 8B. Other Information

     Not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     Information concerning Directors and executive officers of the Company is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on October 26, 2004 (the "Proxy Statement").

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


Equity Compensation Plan Information

     The following table provides the information about the Company's common stock that may be issued upon the exercise of options and rights under all existing equity compensation plans as of June 30, 2004.

                                                                                              Number of securities
                                                                                            Remaining available for
                                                                                             future issuance under
                                                                                              Equity compensation
                                       Number of securities to       Weighted-average             plans as of
                                       be issued upon exercise       exercise price of           June 30, 2004
                                       of outstanding options,          outstanding          (excluding securities
                                      warrants and rights as of      options, warrants            reflected in
                                            June 30, 2004               and rights                column (a))
           Plan category                         (a)                        (b)                       (c)
                                     ---------------------------- ------------------------ ---------------------------
Equity compensation plans approved
by security holders

(1) 1992 Stock Option and
Incentive Plan                                 21,516                     $15.24                      ---

(2) 1998 Omnibus Incentive Plan                29,081                      12.47                     87,668
                                                 (1)                        (2)                       (1)

Equity compensation plans not
approved by security holders
                                                 ---                        ---                       ---
Total                                           50,597                    $13.65                     87,668

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

     See Index to Exhibits.


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

                                         FFW CORPORATION


Date: September 24, 2004             By: /s/ Roger K. Cromer
      -----------------------            ---------------------------------------
                                         ROGER K. CROMER
                                         (Duly Authorized Representative)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Roger K. Cromer                             /s/ J. Stanley Myers
-------------------------------------           --------------------------------
ROGER K. CROMER                                 J. STANLEY MYERS
President and Chief Executive Officer           Chairman of the Board
(Principal Executive and Operating
 Officer)
Date: September 24, 2004                        Date: September 24, 2004
      -------------------------------                 --------------------------


/s/ Timothy A. Sheppard                         /s/ Joseph W. McSpadden
-------------------------------------           --------------------------------
TIMOTHY A. SHEPPARD                             JOSEPH W. McSPADDEN
Treasurer and Chief Financial Officer           Director
(Principal Accounting Officer)

Date: September 24, 2004                        Date: September 24, 2004
      -------------------------------                 --------------------------



/s/ Wayne W. Rees                               /s/ Ronald D. Reynolds
-------------------------------------           --------------------------------
WAYNE W. REES                                   RONALD D. REYNOLDS
Director                                        Director

Date: September 24, 2004                        Date: September 24, 2004
      -------------------------------                 --------------------------


                                                /s/ John N. Philippsen
-------------------------------------           --------------------------------
THOMAS L. FRANK                                 JOHN N. PHILIPPSEN
Director                                        Director

Date: September 24, 2004                        Date: September 24, 2004
      -------------------------------                 --------------------------

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

                (h)   Salary   Continuation    Agreement
                between  First  Federal  Savings Bank of
                Wabash and Roger K. Cromer dated January
                2, 2003, is incorporated by reference to
                Exhibit   10(h)  of  the  Issuer's  Form
                10-KSB  for the  fiscal  year ended June
                30, 2003.

                (i)   Salary   Continuation    Agreement
                between  First  Federal  Savings Bank of
                Wabash  and  Timothy A.  Sheppard  dated
                January  2,  2003,  is  incorporated  by
                reference   to  Exhibit   10(i)  of  the
                Issuer's Form 10-KSB for the fiscal year ended June 30, 2003.

                (j)   Salary   Continuation    Agreement
                between  First  Federal  Savings Bank of
                Wabash and Noah Smith  dated  January 2,
                2003,  is  incorporated  by reference to
                Exhibit   10(j)  of  the  Issuer's  Form
                10-KSB  for the  fiscal  year ended June
                30, 2003.

                (k) Amendment to First  Federal  Savings
                Bank of Wabash Split Dollar Agreement between First Federal Savings Bank of
                Wabash  and Roger K.  Cromer  dated June
                30, 2003, is incorporated by reference to Exhibit 10(k) of the Issuer's Form
                10-KSB  for the  fiscal  year ended June
                30, 2003.

                (l) Amendment to First  Federal  Savings
                Bank of Wabash  Split  Dollar  Agreement
                between  First  Federal  Savings Bank of
                Wabash  and  Timothy A.  Sheppard  dated
                June  30,  2003,  is   incorporated   by
                reference   to  Exhibit   10(l)  of  the
                Issuer's Form 10-KSB for the fiscal year ended June 30, 2003.

                (m) Amendment to First  Federal  Savings
                Bank of Wabash Split Dollar Agreement between First Federal Savings Bank of
                Wabash  and Noah  Smith  dated  June 30,
                2003,  is  incorporated  by reference to
                Exhibit   10(m)  of  the  Issuer's  Form
                10-KSB  for the  fiscal  year ended June
                30, 2003.

                (n) Amendment to First  Federal  Savings
                Bank of Wabash  Split  Dollar  Agreement
                between  First  Federal  Savings Bank of
                Wabash and  Christine  K.  Noonan  dated
                June  30,  2003,  is   incorporated   by
                reference   to  Exhibit   10(n)  of  the
                Issuer's Form 10-KSB for the fiscal year ended June 30, 2003.

      11        Statement re:  computation  of per share
                earnings  is  incorporated  to Note 2 of
                the  Notes  to  Consolidated   Financial
                Statements included in the Annual Report to Security Holders under Exhibit 13

      13        Annual Report to Security Holders                   13

      14        Code of Ethics                                      14

      21        Subsidiaries     of     Registrant    is
                incorporated by reference to Exhibit 21 of the Issuer's Form 10-KSB for the fiscal year ended June 30, 2003.

      23        Consents of Experts and Counsel                     23

    31(1)       Certification   required  by  17  C.F.R.           31(1)
                Section 240.13a-14(a)

    31(2)       Certification   required  by  17  C.F.R.           31(2)
                Section 240.13a-14(a)

      32        Certification   required  by  18  U.S.C.            32
                Section  1350, as adopted 32 pursuant to
                Section 906 of the Sarbanes-Oxley Act of
                2002