Form 10QSB
period 2004-09-30
FFW CORP
filed 2004-11-15
CIK 895401

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
 -----  EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004
                                       OR

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
(State or other jurisdiction of                  (I.R.S. Employer Identification
 incorporation or organization)                             Number)

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


As of November 10, 2004, there were 1,285,292 shares of the Registrant's common stock issued and outstanding.

           Transitional Small Business Disclosure Format (check one):

                              Yes ___    No _X_

                                 FFW CORPORATION

                                      INDEX


PART I.  FINANCIAL INFORMATION                                          PAGE NO.

Item 1.  Financial Statements

           Consolidated Balance Sheets for September 30, 2004
           and June 30, 2004                                                   3

           Consolidated Statements of Income and
           Comprehensive Income for the three
           months ended September 30, 2004 and 2003.                           4

           Consolidated Statements of Cash Flows for the three months
           ended September 30, 2004 and 2003.                                  5

           Notes to Consolidated Financial Statements                          6


Item 2.  Management's Discussion and Analysis or Plan of Operation             8

Item 3.  Controls and Procedures                                              15


PART II. OTHER INFORMATION

         Items 1-6                                                            16

         Signature Page                                                       17

         Exhibit Index                                                        18

                                                PART I: FINANCIAL INFORMATION
                                                       FFW CORPORATION
                                                 CONSOLIDATED BALANCE SHEETS

                                                                                                 (Unaudited)
                                                                                                 September 30        June 30
                                                                                                     2004              2004
ASSETS :                                                                                            -----              ----
-------
         Cash and due from financial institutions                                               $  4,979,083       $ 5,239,955
         Interest-earning deposits in other financial institutions - short term                    4,119,532         1,299,774
                                                                                                ------------      ------------
                  Cash and cash equivalents                                                        9,098,615         6,539,729
         Securities available for sale                                                            77,418,753        79,070,586
         Loans receivable, net of allowance for loan losses of $2,687,614 at
                  September 30, 2004 and $2,569,960 at June 30, 2004                             141,730,521       136,086,451
         Loans held for sale                                                                         256,400            96,600
         Federal Home Loan Bank stock, at cost                                                     3,656,900         3,616,600
         Accrued interest receivable                                                               1,189,118         1,356,853
         Premises and equipment, net                                                               4,158,734         3,965,553
         Mortgage servicing rights                                                                   533,959           618,793
         Cash surrender value of life insurance                                                    4,987,284         4,935,876
         Goodwill                                                                                    975,468           975,468
         Other assets                                                                              1,909,453         2,647,008
                                                                                                ------------      ------------
                           Total Assets                                                         $245,915,205      $239,909,517
                                                                                                ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY:
-------------------------------------

Liabilities:
         Noninterest-bearing deposits                                                           $ 13,466,654      $ 10,912,541
         Interest-bearing deposits                                                               149,961,367       148,339,452
                                                                                                ------------      ------------
                  Total Deposits                                                                 163,428,021       159,251,993
         Federal Home Loan Bank advances                                                          56,733,017        55,733,017
         Accrued expenses and other liabilities                                                    1,989,329         2,300,427
                                                                                                ------------      ------------
                  Total Liabilities                                                              222,150,367       217,285,437

Shareholders' Equity:

         Preferred stock, $.01 par; 500,000 shares authorized, none issued                               ---               ---
         Common stock, $.01 par; 2,000,000 shares authorized; issued: 1,829,828;
              outstanding: 1,285,292 - September 30, 2004; 1,285,248 - June 30, 2004                  18,298            18,298
         Additional paid-in capital                                                                9,409,689         9,403,738
         Retained earnings                                                                        21,260,462        20,872,005
         Accumulated other comprehensive income                                                     (412,935)       (1,209,167)
         Unearned management retention plan shares                                                   (92,597)         (107,816)
         Treasury stock at cost, shares: 544,536 - September 30, 2004 and
                  544,580 - June 30, 2004                                                         (6,418,079)       (6,352,978)
                                                                                                ------------      ------------
                         Total Shareholders' Equity                                               23,764,838        22,624,080
                                                                                                ------------      ------------

                           Total Liabilities and Shareholders' Equity                          $ 245,915,205     $ 239,909,517
                                                                                               =============     =============


                                                   See accompanying notes.




                          PART I: FINANCIAL INFORMATION
                                 FFW CORPORATION
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                      Three Months Ended
                                                                         September 30
                                                                      2004          2003
                                                                      ----          ----
Interest and dividend income :
         Loans, including fees                                 $ 2,256,142   $ 2,270,901
         Taxable securities                                        644,855       638,549
         Nontaxable securities                                     206,998       243,376
         Other interest-earning assets                               8,390         6,231
                                                               -----------    ----------
                  Total interest income                          3,116,385     3,159,057

Interest expense :
         Deposits                                                  818,149       935,749
         Other                                                     624,734       635,600
                                                               -----------    ----------
                  Total interest expenses                        1,442,883     1,571,349
                                                               -----------    ----------

Net interest income                                              1,673,502     1,587,708

         Provision for loan losses                                 120,000       210,000
                                                               -----------    ----------

Net interest income after provision for loan losses              1,553,502     1,377,708

Non-interest income :
         Net gain on sale of securities                                  -         3,712
         Net gain on sale of loans                                  32,622       270,663
         Commission income                                          49,194        35,761
         Service charges and fees                                  227,514       157,490
         Earnings on life insurance                                 58,289        73,101
         Other                                                     169,819        16,373
                                                               -----------    ----------
                  Total non-interest income                        537,438       557,100

Non-interest expense :
         Compensation and benefits                                 655,075       579,353
         Occupancy and equipment                                   167,715       103,951
         Deposit insurance premium                                   5,913        18,926
         Regulatory assessment                                      16,799        15,431
         Correspondent bank charges                                 65,435        60,967
         Data processing expense                                   113,267       128,511
         Printing, postage and supplies                             39,268        38,879
         Other                                                     326,953       293,134
                                                               -----------    ----------
                  Total non-interest expense                     1,390,425     1,239,152
                                                               -----------    ----------

Income before income taxes                                         700,515       695,656

         Income tax expense                                         91,482        94,059
                                                               -----------    ----------

Net income                                                     $   609,033    $  601,597
                                                               ===========    ==========

         Change in unrealized appreciation (depreciation) on
         securities available for sale, net of tax                 796,232      (915,443)
                                                               -----------    ----------
Comprehensive income (loss)                                    $ 1,405,265    $ (313,846)
                                                               ===========    ==========

Earnings per common share :
         Basic                                                 $       .48    $      .46
         Diluted                                               $       .47    $      .45


                                 See accompanying notes.




                          PART I: FINANCIAL INFORMATION
                                 FFW CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                 Three Months Ended
                                                                                     September 30
                                                                                2004               2003
                                                                                ----               ----
Cash flows from operating activities :
         Net income                                                          $ 609,033          $ 601,597
         Adjustments to reconcile net income to net cash
              from operating activities :
             Depreciation and amortization                                     258,474            303,195
             Provision for loan losses                                         120,000            210,000
             Net (gains) losses on sale of :
                  Securities                                                       ---             (3,712)
                  Loans held for sale                                          (32,622)          (270,663)
                  REOs and repossessed assets                                  (44,631)               626
                  Fixed assets                                                (105,124)               ---
             Originations of loans held for sale                            (1,818,460)       (13,972,750)
             Proceeds from sale of loans held for sale                       1,677,481         14,120,453
             Increase in cash surrender value of life insurance                (51,408)           (66,990)
             Dividends paid as FHLB stock                                      (40,300)           (42,800)
             Amortization of MRP contribution                                   15,219              7,605
             Net change in accrued interest receivable and other
                      assets                                                   317,243            373,723
             Net change in accrued interest payable
                  and other liabilities                                       (311,098)        (1,479,955)
                                                                            ----------        -----------
                  Net cash from operating activities                           593,807           (219,671)

Cash flows from investing activities :
             Proceeds from :
                  Sales and calls of securities available for sale           2,200,000          3,540,191
                  Maturities of securities available for sale                1,000,000            240,000
                  Sales of REOs and repossessed assets                         339,179            105,624
                  Sales of branch building                                     115,733                ---
             Purchase of securities available for sale                      (1,530,678)        (7,688,649)
             Principal collected on mortgage- backed securities              1,045,016          2,891,203
             Net change in loans receivable                                 (5,801,570)          (795,827)
             Purchases of premises and equipment, net                         (298,904)           (51,385)
                                                                            ----------        -----------
                  Net cash from investing activities                        (2,931,224)        (1,758,843)

Cash flows from financing activities :
            Net change in deposits                                           4,176,028         (4,261,397)
            Proceeds from borrowings                                        14,000,000          9,000,000
            Repayment on borrowings                                        (13,000,000)        (5,750,000)
            Purchase of treasury stock                                        (135,900)          (393,377)
            Proceeds from stock options                                         76,751                ---
            Cash dividends paid                                               (220,576)          (209,888)
                                                                            ----------        -----------
                  Net cash from financing activities                         4,896,303         (1,614,662)
                                                                            ----------        -----------

Net change in cash and cash equivalents                                      2,558,886         (3,593,176)
Beginning cash and cash equivalents                                          6,539,729          9,824,833
                                                                            ----------        -----------
Ending cash and cash equivalents                                            $9,098,615        $ 6,231,657
                                                                            ==========        ===========

Supplemental disclosure of cash flow information
Transfer of loans to REO and repossessed assets                              $  37,500         $  749,500


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

     In the opinion of management, the Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition of FFW Corporation as of September 30, 2004 and June 30, 2004 and the results of its operations, for the three months ended September 30, 2004 and 2003. Financial Statement reclassifications have been made for the prior period to conform to classifications used as of and for the period ended September 30, 2004.

     Operating results for the three months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2005.


(2) Earnings Per Share:

     Basic earnings per share are calculated solely on weighted-average common shares outstanding. Diluted earnings per share reflect the potential dilution of stock options and other common stock equivalents. For the three month periods ending September 30, 2004 and 2003, the weighted average shares outstanding in calculating basic earnings per share were 1,279,338 and 1,304,567 while the weighted average number of shares for diluted earnings per share were 1,302,164 and 1,326,791.

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

                                                      Three Months Ending
                                                         September 30,
                                                     2004             2003
                                                     ----             ----

Net income as reported                         $      609,033   $      601,597
Less:  Stock-based compensation
 expense determined under fair value
 based method                                             730            5,314
                                               --------------   --------------

Pro forma net income                           $      608,303   $      596,283
                                               ==============   ==============


Basic earnings per share as reported           $          .48   $          .46
Pro forma basic earnings per share                        .48              .46

Diluted earnings per share as reported                    .47              .45
Pro forma diluted earnings per share                      .47              .45



     There were no stock options granted during the three months ended September 30, 2004 or 2003.

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


CRITICAL ACCOUNTING POLICIES

Certain of the Company's accounting policies are important to the portrayal of the Company's financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances that could affect these judgments include, but without limitation, changes in interest rates, in the performance of the economy or in the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses, ("ALL"), the fair value of securities available for sale and the valuation of mortgage servicing rights.

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

Fair Value of Securities Available For Sale ("AFS"): Securities AFS are carried at fair value, with unrealized holding gains and losses reported separately in accumulated other comprehensive income/(loss), net of tax. The Company obtains market values from a third party on a monthly basis in order to adjust the securities to fair value. As a result of changes in the fair market value of the Company's AFS securities portfolio, accumulated other comprehensive income/(loss) net of tax totaled $(412,935) at September 30, 2004 and $(1,209,167) at June 30, 2004. Additionally, securities AFS are required to be written down to fair value when a decline in fair value is not temporary; therefore, future changes in the fair value of securities could have a significant impact on the Company's operating results. In determining whether a market value decline is other than temporary, management considers the reason for the decline, the extent of the decline and the duration of the decline. As of September 30, 2004 and June 30, 2004, unrealized losses on equity securities (primarily floating rate government sponsored entity preferred stocks) totaled approximately $1.4 and $1.6 million, respectively. These losses have not been recognized into income because the securities are of high credit quality (rated AA or higher), management has the intent and ability to hold the investments for the foreseeable future, and the decline in fair value is largely due to the historically low market interest rates at the time the Company's floating rate preferred stocks repriced. The fair value is expected to recover as the securities approach their repricing dates and market rates rise. Should our consideration of these factors change, the Company may be required to record unrealized losses on some or all of these investments in the income statement. Further, future changes in generally accepted accounting principles could require us to record unrealized losses on some or all of these investments in the income statement.

Mortgage Servicing Rights: Servicing rights represent the allocated value of servicing rights retained on loans sold. Servicing rights are expensed in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on the fair value of the rights, using groupings of the underlying loans as to interest rates and term. Any impairment is reported as a valuation allowance. Changes in interest rates and the level of refinance activity can have volatile effects on the carrying value of servicing rights. The Company periodically obtains an outside appraisal in order to evaluate the Company's mortgage servicing rights asset for impairment. During the quarter ending September 30, 2004, an $84,000 impairment charge was taken following the receipt of an outside appraisal. The $84,000 impairment charge is presented as a reduction in non-interest income in the financial statements and has been established as a valuation allowance.

FINANCIAL CONDITION

Total assets were $245.9 million at September 30, 2004, up $6.0 million from $239.9 million at June 30, 2004. Growth in net loans receivable of $5.6 million, or 4.1%, was accompanied by a $4.2 million increase in deposits.

Net loans receivable increased from $136.1 million at June 30, 2004 to $141.7 million at September 30, 2004. The increases in the loan portfolio were comprised primarily of $3.4 million in nonresidential and commercial loans, $3.1 million in residential mortgages and $893,000 in home equity and improvement loans. Other consumer and automobile loans decreased $710,000. The increase in residential mortgages reflects renewed interest in adjustable rate loans, primarily five year hybrids, which the Company retains on its balance sheet. The Company primarily sells its fixed rate mortgages in the secondary market with terms of 15 years or longer. Loans held for sale increased from $97,000 at June 30, 2004 to $256,000 at September 30, 2004.

Total deposits increased to $163.4 million at September 30, 2004. Management will continue to attempt to control the overall increases in interest rates on deposits by targeting certain terms and offering "specials" rather than making across the board increases in interest rates on all deposit products. FHLB advances increased by $1.0 million, or 1.8%, to $56.7 million at September 30, 2004.

Total shareholders' equity increased $1.1 million to $23.8 million at September 30, 2004. The increase primarily resulted from net income and a $796,000 decrease in unrealized depreciation on securities available for sale, net of tax, offsetting cash dividends of $221,000 and treasury stock purchases of $136,000.


COMPARISON OF THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003

Net income for the three-month period ended September 30, 2004 was $609,000 compared to net income of $602,000 for the equivalent period in 2003. The increase of $7,000, 1.2%, for the three-month period ended September 30, 2004 was a combination of improved net interest income and reduced provision for loan losses combined with a slightly lower effective tax rate that was partially offset by lower non-interest income and increased non-interest expense.

Diluted earnings per common share were $0.47 for the three-month period ended September 30, 2004 compared to $0.45 for the equivalent period in 2003. Return on average shareholders' equity was 10.47% for the three months ended September 30, 2004, compared to 10.26% in 2003. The return on total average assets was 0.99% for the three-month period ended September 30, 2004, compared to 1.00% in 2003.

NET INTEREST INCOME

The net interest income for the three-month period ended September 30, 2004, was $1,673,000 compared to $1,588,000, an increase of 5.4% from the same period in 2003. Accordingly, the Company's net interest margin was 2.92% compared to 2.82% in 2003.

Total average earning assets increased $2.1 million for the three-month period ended September 30, 2004, over the comparative period in 2003. Total average investment securities decreased $9.0 million for the three-month period over one-year ago. Total average loans increased $11.5 million for the three-month period from one-year ago. The yield on total average earning assets was 5.44% and 5.62% for the three-month periods ended September 30, 2004, and 2003. The increase in net interest margin was due to interest bearing liabilities repricing downward more quickly and to a greater extent than adjustable rate loans repricing to lower rates, as well as other interest earning assets, loans and securities. The cost of funds on total average interest-bearing liabilities was 2.77% and 3.09% for the three-month periods ended September 30, 2004, and 2003.


The following tables set forth consolidated information regarding average balances and rates.

                                                              FFW Corp
                                                          Three Months Ending
                                                        (Dollars in thousands)

                                                                 9/30/2004                                   9/30/2003
                                                     Average                    Average         Average                    Average
Interest-earning assets:                             Balance      Interest       Rate           Balance       Interest      Rate
------------------------                             -------      --------       -----          -------       --------      ----
Loans                                                $141,699        $2,256       6.32%          $130,234       $2,271       6.94%
Securities                                             82,755           852       4.05%            91,798          882       3.85%
Other interest-earning assets                           2,123             8       1.50%             2,410            6       0.99%
                                                     --------        ------                      --------       ------
     Total interest-earning assets                    226,577         3,116       5.44%           224,442        3,159       5.62%

Non interest-earning assets:
Cash and due from                                       5,938                                       6,267
Allowance for loan losses                              (2,613)                                     (2,464)
Other non interest-earning assets                      14,111                                      11,481
                                                     --------                                    --------
     Total assets                                    $244,013                                    $239,726
                                                     ========                                    ========

Interest-bearing liabilities:
Interest-bearing deposits                            $149,014           818       2.18%          $150,763          936       2.47%
FHLB advances                                          57,385           625       4.32%            51,807          635       4.88%
                                                     --------        ------                      --------       ------
     Total interest-bearing liabilities               206,399         1,443       2.77%           202,570        1,571       3.09%
                                                     --------        ------                      --------       ------

Non interest-bearing deposit accounts                  12,370                                      11,011
Other non interest-bearing liabilities                  2,174                                       2,815
                                                     --------                                    --------
     Total liabilities                                220,943                                     216,396
Shareholders' equity                                   23,070                                      23,330
                                                     --------                                    --------
     Total liabilities and shareholders' equity      $244,013                                    $239,726
                                                     ========                                    ========
Net interest income                                                 $ 1,673                                    $ 1,588
                                                                    =======                                    =======
Net interest margin                                                               2.92%                                      2.82%
                                                                                  ====                                       ====



PROVISION FOR LOAN LOSSES

The provision for loan losses was $120,000 for the three-month period ended September 30, 2004 and $210,000 for the same period in 2003. Changes in the provision for loan losses are attributable to management's analysis of the adequacy of the allowance for loan losses (ALL) to address probable and incurred losses. Net charge-offs of $2,000 have been recorded for the three-month period ended September 30, 2004, compared to $356,000 of net charge-offs for the same period in 2003. For the three-month period ended September 30, 2004, gross charge-offs were $41,000. The ALL was $2,688,000 or 1.89% of portfolio loans at September 30, 2004 compared to $2,570,000 or 1.89% at June 30, 2004.
Non-performing loans, which include non-accruing loans and accruing loans delinquent more than 90 days, were $1.1 million at September 30, 2004 compared to $1.0 million at June 30, 2004.

The Company establishes an ALL based on an evaluation of risk factors in the loan portfolio and changes in the nature and volume of its loan activity. This evaluation includes, among other factors, the level of the Company's classified and non-performing assets and their estimated value, the economic outlook and the resulting impact on real estate and other values in the Company's primary market area, regulatory issues and historical loan loss experience. Although management believes it uses the best information available to determine the ALL, unforeseen market conditions or other unforeseen events could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the determination. In addition, a determination by the Company's main operating subsidiary, the Bank, as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS which may order the establishment of additional general or specific reserve allowances. It is management's opinion that the ALL is adequate to absorb existing losses in the loan portfolio as of September 30, 2004.


NON-INTEREST INCOME

Non-interest income for the three-month period ended September 30, 2004 was $537,000 compared to $557,000 for the same period in 2003. The three-month decrease of $20,000 from the prior period was a result of decreases of $238,000 in gain on sale of loans, $15,000 in earnings on life insurance and $4,000 in gain on sale of securities that was partially offset by increases of $153,000 in other non-interest income, $70,000 in service charges and fees and $13,000 in commission income. The increase in other non-interest income includes $105,000 from the sale of the Bank's previous North Manchester, IN branch and $45,000 from the sale of repossessed assets. Additionally, non-interest income was negatively impacted by the previously discussed $84,000 mortgage servicing rights impairment charge recorded during the quarter ending September 30, 2004.


NON-INTEREST EXPENSE

Non-interest expense for the three-month period ended September 30, 2004, was $1,390,000, an increase of $151,000, or 12.2%, compared to the same period in 2003. Comparing the three-month periods, all areas of non-interest expense were higher except for deposit insurance premiums and data processing expense. The largest increases, $76,000 or 13.0% in compensation and benefits and $64,000 or 61.3% in occupancy and equipment, stem from the addition of our fifth full service branch, located in Columbia City, IN, in late June 2004 and increased depreciation of computer hardware and software purchased over the last nine months.

FFW Corporation is investigating the possibility of de-listing its stock and de-registering with the Securities and Exchange Commission ("SEC"). This strategy would reduce future expenses associated with SEC reporting requirements, as well as NASDAQ filing fees, but would also result in the Company's common stock no longer being quoted on the NASDAQ Small Cap Market. In order to de-register, the Company must first have fewer than 300 shareholders of record. The Company currently has 315 shareholders of record. The Company's shares trade infrequently and residents of Indiana hold many shares. Therefore, it is management's belief that any negative impact on the liquidity of the shares as a result of a de-registering and de-listing would be minimal.


INCOME TAXES

The provisions for income taxes for the three-month period ended September 30, 2004, were $91,000 compared to $94,000 for the same period in 2003. The
Company's effective tax rate remained relatively stable when comparing the quarters ending September 30, 2004 and 2003.

REGULATORY CAPITAL REQUIREMENTS

The Bank is required to maintain specific amounts of regulatory capital pursuant to regulations of the OTS. At September 30, 2004, the Bank exceeded all regulatory capital standards as is shown in the following table.


                                                                                            Minimum
                                                                                           To Be Well
                                                                   Minimum              Capitalized Under
                                                                  For Capital           Prompt Corrective
                                            Actual             Adequacy Purposes        Action Provisions
                                            ------             -----------------        -----------------
                                       Amount     Ratio        Amount      Ratio         Amount    Ratio
                                       ------     -----        ------      -----         ------    -----

As of September 30, 2004
  Total Risk-Based Capital           $ 21,488     13.83%      $12,432       8.00%       $15,540   10.00%

  Tier I (Core) Capital                19,536     12.57%        6,216       4.00%         9,324    6.00%
       (to risk weighted assets)
  Tier I (Core) Capital                19,536      8.07%        9,683       4.00%        12,104    5.00%
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

                           Part II - Other Information

As of September 30, 2004, management is not aware of any current recommendations by regulatory authorities which, if they were to be implemented, would have or are reasonably likely to have a material adverse effect on the Company's liquidity, capital resources or operations.

Item 1  -  Legal Proceedings

          Not Applicable.


Item 2  -  Unregistered Sales of Equity Securities and Use of Proceeds

          On March 25, 2003, the Board of Directors approved the repurchase of 5% of the Company's outstanding shares of common stock, or 66,090 such shares, on the open market. The program had no expiration date. As of September 30, 2004, the Company had repurchased 53,552 shares pursuant to this repurchase program, leaving 12,538 shares subject to the plan.


Item 3  -  Defaults Upon Senior Securities

         Not Applicable.


Item 4  -  Submission of Matters to a Vote of Security Holders

          The Annual Meeting of Shareholders (the "Meeting") of FFW Corporation was held on October 26, 2004. The matters approved by shareholders at the Meeting and the number of votes cast for, against or withheld (as well as the number of abstentions and broker non-votes) as to each matter are set below:

                                                           NUMBER OF VOTES
                                                           ---------------
                  PROPOSAL                                 FOR         WITHHELD
                  --------                              --------       --------
Election of the following Directors
 for a three-year term
    Roger K. Cromer                                     1,154,105       19,606
    Joseph W. McSpadden                                 1,153,933       19,778

                                               FOR          AGAINST      ABSTAIN
                                             -------        -------      -------
Ratification of Crowe Chizek and
Company LLC as auditors for the
fiscal year ending June 30, 2005             1,160,148       7,767        5,796


Item 5  -  Other Information

     Not Applicable.


Item 6  -  Exhibits
          (a) Exhibits
               31(1) Certification required by 17 C.F.R. ss. 240.13a-14(a) 31(2) Certification required by 17 C.F.R. ss. 240.13a-14(a)
               32    Certification pursuant to 18 U.S.C. ss. 1350

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           FFW CORPORATION
                                           Registrant



Date:  November 12, 2004              By: /s/ Roger K. Cromer
     --------------------------           --------------------------------------
                                          Roger K. Cromer
                                          President and Chief Executive Officer


Date:  November 12, 2004              By: /s/ Timothy A. Sheppard
     --------------------------           --------------------------------------
                                          Timothy A. Sheppard
                                          Treasurer and Chief Accounting Officer

                                  EXHIBIT INDEX


Exhibit No.    Description of Exhibit
-----------    ----------------------

   31(1)       Certification required by 17 C.F.R. Section 240.13a-14(a)

   31(2)       Certification required by 17 C.F.R. Section 240.13a-14(a)

   32          Certification pursuant to 18 U.S.C. Section 1350