Form 10QSB
period 2004-12-31
FFW CORP
filed 2005-02-14
CIK 895401

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

 [X] QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15 (d)  OF  THE  SECURITIES
     EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2004
                                       OR

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


As of February 11, 2005, there were 1,282,243 shares of the Registrant's common stock issued and outstanding.

           Transitional Small Business Disclosure Format (check one):

                                 Yes ___ No _X_

                                 FFW CORPORATION

                                      INDEX


PART I.  FINANCIAL INFORMATION                                          PAGE NO.

Item 1.  Financial Statements

           Consolidated Balance Sheets for December 31, 2004                 3
           and June 30, 2004

           Consolidated Statements of Income and                             4
           Comprehensive Income for the three and six months ended December 31, 2004 and 2003.

           Consolidated Statements of Cash Flows for the six months          5
           ended December 31, 2004 and 2003.

           Notes to Consolidated Financial Statements                        6


Item 2.  Management's Discussion and Analysis or Plan of Operation           9

Item 3.  Controls and Procedures                                            16

PART II. OTHER INFORMATION


           Items 1-6                                                        17

           Signature Page                                                   18

           Exhibit Index                                                    19

                          PART I: FINANCIAL INFORMATION
                                 FFW CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                                        (Unaudited)
ASSETS :                                                                                December 31        June 30
                                                                                          2004               2004
                                                                                          -----              ----
         Cash and due from financial institutions                                        $  5,623,262       $ 5,239,955
         Interest-earning deposits in other financial institutions - short term             1,545,455         1,299,774
                                                                                    ------- ---------  ----------------
                  Cash and cash equivalents                                                 7,168,717         6,539,729
         Securities available for sale                                                     78,571,658        79,070,586
         Loans receivable, net of allowance for loan losses of $2,486,912
                  at December 31, 2004 and $2,569,960 at June 30, 2004                    153,850,912       136,086,451
         Loans held for sale                                                                  164,800            96,600
         Federal Home Loan Bank stock, at cost                                              3,695,800         3,616,600
         Accrued interest receivable                                                        1,360,206         1,356,853
         Premises and equipment, net                                                        4,166,016         3,965,553
         Mortgage servicing rights                                                            530,676           618,793
         Cash surrender value of life insurance                                             5,038,484         4,935,876
         Goodwill                                                                             975,468           975,468
         Other assets                                                                       2,154,686         2,647,008
                                                                                            ---------         ---------
                           Total Assets                                                  $257,677,423      $239,909,517
                                                                                         ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY:

Liabilities:
         Noninterest-bearing deposits                                                    $ 13,770,404      $ 10,912,541
         Interest-bearing deposits                                                        156,175,787       148,339,452
                                                                                          -----------       -----------
                  Total Deposits                                                          169,946,191       159,251,993
         Federal Home Loan Bank advances                                                   62,593,150        55,733,017
         Accrued expenses and other liabilities                                             1,729,023         2,300,427
                                                                                            ---------         ---------
                  Total Liabilities                                                       234,268,364       217,285,437

Shareholders' Equity:

         Preferred stock, $.01 par; 500,000 shares authorized, none issued                        ---               ---
         Common stock, $.01 par; 2,000,000 shares authorized;
             issued: 1,836,328, outstanding: 1,291,792 - December 31, 2004;
             issued: 1,829,828,  outstanding: 1,285,248 - June 30, 2004                        18,363            18,298
         Additional paid-in capital                                                         9,496,561         9,403,738
         Retained earnings                                                                 19,830,235        20,872,005
         Accumulated other comprehensive income (loss)                                        565,275       (1,209,167)
         Unearned management retention plan shares                                           (83,296)         (107,816)
         Treasury stock at cost, shares: 544,536 - December 31, 2004 and
                  544,580 - June 30, 2004                                                 (6,418,079)       (6,352,978)
                                                                                           ----------        ----------
                         Total Shareholders' Equity                                        23,409,059        22,624,080
                                                                                           ----------        ----------
                           Total Liabilities and Shareholders' Equity                   $ 257,677,423     $ 239,909,517
                                                                                        =============     =============

                             See accompanying notes.


                          PART I: FINANCIAL INFORMATION
                                 FFW CORPORATION
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                           Three Months Ended              Six Months Ended
                                                                                December 31                     December 31
                                                                                 2004            2003           2004           2003
                                                                                 ----            ----           ----           ----
Interest and dividend income :
         Loans, including fees                                            $ 2,344,916     $ 2,179,033    $ 4,601,058     $4,450,127
         Taxable securities                                                   650,962         669,569      1,295,817      1,298,778
         Nontaxable securities                                                214,554         243,749        421,552        496,465
         Other interest-earning assets                                         17,930          12,090         26,320         18,321
                                                                               ------          ------         ------         ------
                  Total interest income                                     3,228,362       3,104,441      6,344,747      6,263,691

Interest expense :
         Deposits                                                             865,977         905,925      1,684,126      1,841,674
         Other                                                                649,526         639,895      1,274,260      1,275,494
                                                                              -------         -------      ---------      ---------
                  Total interest expenses                                   1,515,503       1,545,820      2,958,386      3,117,168
                                                                            ---------       ---------      ---------      ---------

Net interest income                                                         1,712,859       1,558,621      3,386,361      3,146,523

         Provision for loan losses                                            120,000         210,000        240,000        420,000
                                                                              -------         -------        -------        -------

Net interest income after provision for loan losses                         1,592,859       1,348,621      3,146,361      2,726,523

Non-interest income (loss) :
         Net gain on sale of securities                                           ---             ---            ---          3,712
         Net gain on sale of loans                                             42,750          85,204         75,372        355,867
         Commission income                                                     51,250          56,026        100,444         91,787
         Service charges and fees                                             317,987         331,395        545,501        488,886
         Earnings on life insurance                                            58,527          73,101        116,816        146,202
         Other than temporary impairment on securities                    (1,804,750)             ---    (1,804,750)            ---
         Other                                                                 31,060          67,909        200,879         84,281
                                                                               ------          ------        -------         ------
                  Total non-interest income (loss)                        (1,303,176)         613,635      (765,738)      1,170,735

Non-interest expense :
         Compensation and benefits                                            661,776         582,545      1,316,851      1,161,898
         Occupancy and equipment                                              165,188         105,833        332,903        209,784
         Deposit insurance premium                                              5,793          18,405         11,706         37,331
         Regulatory assessment                                                 15,882          16,131         32,681         31,562
         Correspondent bank charges                                            65,307          66,160        130,742        127,127
         Data processing expense                                              114,960         129,303        228,227        257,814
         Printing, postage and supplies                                        41,813          38,018         81,081         76,897
         Other                                                                323,665         323,398        650,618        616,726
                                                                              -------         -------        -------        -------
                  Total non-interest expense                                1,394,384       1,279,793      2,784,809      2,519,139
                                                                            ---------       ---------      ---------      ---------

Income (Loss) before income taxes                                         (1,104,701)         682,463      (404,186)      1,378,119

         Income tax expense                                                   111,104          48,378        202,586        142,437
                                                                              -------          ------        -------        -------
Net income (loss)                                                        $(1,215,805)       $ 634,085     $(606,772)    $ 1,235,682
                                                                         ============       =========     ==========    ===========
         Change in unrealized appreciation (depreciation) on
         securities available for sale, net of tax                            978,210          16,761      1,774,442      (898,682)
                                                                              -------          ------      ---------      ---------
Comprehensive income (loss)                                               $ (237,595)        $650,846    $ 1,167,670       $337,000
                                                                          ===========        ========    ===========       ========
Earnings (loss) per common share :
         Basic                                                            $     (.95)       $     .49    $      (.47)   $       .95

         Diluted                                                          $     (.95)       $     .48    $      (.47)   $       .94


                             See accompanying notes.

                          PART I: FINANCIAL INFORMATION
                                 FFW CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                Six Months Ended
                                                                                                    December 31
                                                                                               2004               2003
                                                                                               ----               ----
Cash flows from operating activities :
         Net income (loss)                                                              $ (606,772)        $ 1,235,682
         Adjustments to reconcile net income (loss) to net cash
              from operating activities :
             Depreciation and amortization                                                  434,352            483,545
             Provision for loan losses                                                      240,000            420,000
             Net (gains) losses on sale of :
                  Securities                                                                    ---            (3,712)
                  Loans held for sale                                                      (75,372)          (355,867)
                  REOs and repossessed assets                                              (51,509)           (51,978)
                  Fixed assets                                                            (105,124)                ---
             Other than temporary impairment on securities                                1,804,750                ---
             Originations of loans held for sale                                        (3,855,230)       (17,863,884)
             Proceeds from sale of loans held for sale                                    3,833,118         18,062,549
             Increase in cash surrender value of life insurance                           (102,608)          (133,980)
             Dividends paid as FHLB stock                                                  (79,200)           (86,600)
             Amortization of MRP contribution                                                24,520             15,880
             Net change in accrued interest receivable and other
                  assets                                                                    141,667            177,612
             Net change in accrued interest payable
                  and other liabilities                                                   (571,404)        (2,082,989)
                                                                                          ---------        -----------
                  Net cash from operating activities                                      1,031,188          (183,742)

Cash flows from investing activities :
             Proceeds from :
                  Sales and calls of securities available for sale                        3,700,000          6,540,191
                  Maturities of securities available for sale                             1,000,000            955,000
                  Sales of REOs and repossessed assets                                      454,257            321,128
                  Sale of branch building                                                   115,733                ---
             Purchase of securities available for sale                                  (6,360,022)       (10,189,760)
             Principal collected on mortgage- backed securities                           2,202,126          5,462,020
             Net change in loans receivable                                            (18,258,368)        (5,072,236)
             Purchases of premises and equipment, net                                     (403,046)          (342,662)
                                                                                          ---------          ---------
                  Net cash from investing activities                                   (17,549,320)        (2,326,319)

Cash flows from financing activities :
            Net change in deposits                                                      10,694,198        (5,195,837)
            Proceeds from borrowings                                                    27,500,000         22,500,000
            Repayment on borrowings                                                   (20,639,867)       (14,630,412)
            Purchase of treasury stock                                                   (135,900)          (393,377)
            Proceeds from stock options                                                    163,687             60,875
            Cash dividends paid                                                          (434,998)          (414,793)
                                                                                         ---------          ---------
                  Net cash from financing activities                                    17,147,120          1,926,456
                                                                                        ----------          ---------

Net change in cash and cash equivalents                                                    628,988          (583,605)
Beginning cash and cash equivalents                                                      6,539,729          9,824,833
                                                                                         ---------          ---------
Ending cash and cash equivalents                                                        $7,168,717         $9,241,228
                                                                                        ==========         ==========

Supplemental disclosure of cash flow information
Transfer of loans to REO and repossessed assets                                         $  253,907         $  906,500

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

In the opinion of management, the Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition of FFW Corporation as of December 31, 2004 and June 30, 2004 and the results of its operations, for the three and six months ended December 31, 2004 and 2003. Financial Statement reclassifications have been made for the prior period to conform to classifications used as of and for the period ended December 31, 2004.

Operating results for the three and six months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2005.


(2) Earnings Per Share:

Basic earnings per share are calculated solely on weighted-average common shares outstanding. Diluted earnings per share reflect the potential dilution of stock options and other common stock equivalents. For the three and six month periods ending December 31, 2004, the weighted average shares outstanding in calculating basic earnings per share were 1,280,602 and 1,279,970 while the weighted average number of shares for diluted earnings per share were also 1,280,602 and 1,279,970. For the three and six month periods ending December 31, 2003, the weighted average shares outstanding in calculating basic earnings per share were 1,290,059 and 1,295,088 while the weighted average number of shares for diluted earnings per share were 1,316,803 and 1,319,572.

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

                                                      Three Months Ending                 Six Months Ending
                                                         December 31,                        December 31,
                                                     2004             2003                2004            2003
                                                     ----             ----                ----            ----

Net income as reported                          $ (1,215,805)      $ 634,086          $ (606,772)     $ 1,235,682

Less:  Stock-based compensation
 expense determined under fair value
 based method                                            730           5,314               1,460           10,628
                                               --------------   --------------     --------------   ---------------

Pro forma net income                            $ (1,216,535)      $ 628,772          $ (608,232)     $ 1,225,054
                                               ===============          =============================================

Basic earnings (loss) per share as reported     $       (.95)      $     .49          $     (.47)     $       .95
Pro forma basic earnings (loss) per share               (.95)            .49                (.48)             .95

Diluted earnings (loss) per share as reported           (.95)            .48                (.47)             .94
Pro forma diluted earnings (loss) per share             (.95)            .48                (.48)             .93

There were no stock options granted during the six months ended December 31, 2004 or 2003.

Stock options are used to reward directors and certain executive officers and provide them with an additional equity interest. Options are issued for ten year periods and have varying vesting schedules.

A newly issued accounting standard, FAS 123R, will require all companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. This will apply to awards granted or modified by the Company after the first quarter beginning after December 15, 2005. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot currently be predicted. Existing options that will vest after adoption date are expected to result in additional compensation expense, but the amounts will not be significant, and there will be no significant effect on financial position as total equity will not change.


(4) Other Than Temporary Impairment

As of December 31, 2004, unrealized losses on equity securities totaled approximately $1.9 million. During the quarter ending December 31, 2004, public disclosures regarding accounting practices at Fannie Mae ("FNMA") and a multi-billion dollar FNMA preferred stock issuance with a substantially different structure and higher yield than previous offerings had a detrimental effect on the fair value of the Company's FNMA and FHLMC preferred stock holdings. As a result of these factors and the duration and level of market values below cost on certain preferred stock issues, management could not forecast full recovery of the fair values in a reasonable time period and concluded that five of the eight preferred stock issues that it owns are other than temporarily impaired and recorded an impairment charge in the amount of $1.8 million. This impairment charge is a capital loss for income tax purposes, and may be deducted only to the extent capital gains are generated within an available carry-forward period. Management evaluated the likelihood that the Company could generate capital gains to allow realization of the tax benefits associated with this capital loss, including consideration of various possible tax planning strategies. Management concluded that it is unlikely the Company would be able to generate significant capital gains in the foreseeable future, and, therefore, a tax benefit has not been recorded in connection with the impairment charge.

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


CRITICAL ACCOUNTING POLICIES

Certain of the Company's accounting policies are important to the portrayal of the Company's financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances that could affect these judgments include, but without limitation, changes in interest rates, in the performance of the economy or in the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses, ("ALL"), the carrying value of securities available for sale and the valuation of mortgage servicing rights.

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

Carrying Value of Securities Available For Sale ("AFS"): Securities AFS are carried at fair value, with unrealized holding gains and losses reported separately in accumulated other comprehensive income/(loss), net of tax. The Company obtains market values from a third party on a monthly basis in order to adjust the securities to fair value. As a result of changes in the fair market value of the Company's AFS securities portfolio, accumulated other comprehensive income/(loss) net of tax totaled $565,275 at December 31, 2004 and $(1,209,167) at June 30, 2004. Additionally, securities AFS are required to be written down to fair value when a decline in fair value is not temporary; therefore, future changes in the fair value of securities could have a significant impact on the Company's operating results. In determining whether a market value decline is other than temporary, management considers the reason for the decline, the extent of the decline and the duration of the decline. As of December 31, 2004, unrealized losses on equity securities totaled approximately $1.9 million. During the quarter ending December 31, 2004, public disclosures regarding accounting practices at Fannie Mae ("FNMA") and a multi-billion dollar FNMA preferred stock issuance with a substantially different structure and higher yield than previous offerings had a detrimental effect on the fair value of the Company's FNMA and FHLMC preferred stock holdings. As a result of these factors and the duration and level of market values below cost on certain preferred stock issues, management concluded that five of the eight preferred stock issues that it owns are other than temporarily impaired and recorded an impairment charge in the amount of $1.8 million. This impairment charge is a capital loss for income tax purposes, and may be deducted only to the extent capital gains are generated within an available carry-forward period. Management evaluated the likelihood that the Company could generate capital gains to allow realization of the tax benefits associated with this capital loss, including consideration of various possible tax planning strategies. Management concluded that it is unlikely the Company would be able to generate significant capital gains in the foreseeable future, and, therefore, a tax benefit has not been recorded in connection with the impairment charge.

Mortgage Servicing Rights: Servicing rights represent the allocated value of servicing rights retained on loans sold. Servicing rights are expensed in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on the fair value of the rights, using groupings of the underlying loans as to interest rates and term. Any impairment is reported as a valuation allowance. Changes in interest rates and the level of refinance activity can have volatile effects on the carrying value of servicing rights. The Company periodically obtains an outside appraisal in order to evaluate the Company's mortgage servicing rights asset for impairment. During the quarter ending December 31, 2004, a $3,000 impairment charge was taken following the receipt of an outside appraisal. The $3,000 impairment charge is presented as a reduction in non-interest income in the financial statements and has been established as a valuation allowance.


FINANCIAL CONDITION

Total assets were $257.7 million at December 31, 2004, up $17.8 million, or 7.4%, from $239.9 million at June 30, 2004. Growth in net loans receivable of $17.8 million, or 11.6%, was accompanied by a $10.7 million increase in deposits.

Net loans receivable increased from $136.1 million at June 30, 2004 to $153.9 million at December 31, 2004. The increases in the loan portfolio were comprised primarily of $14.2 million in nonresidential and commercial loans, $3.7 million in residential mortgages and $1.8 million in home equity and improvement loans. Other consumer and automobile loans decreased $1.9 million. Nonresidential and commercial loans have increased in all of our branch markets. The increase in residential mortgages reflects renewed interest in adjustable rate loans, primarily five year hybrids, which the Company retains on its balance sheet. The Company primarily sells its fixed rate mortgages in the secondary market with terms of 15 years or longer. Loans held for sale increased from $97,000 at June 30, 2004 to $165,000 at December 31, 2004.

Total deposits increased to $169.9 million at December 31, 2004. Management will continue to attempt to control the overall increases in interest rates on deposits by targeting certain terms and offering "specials" rather than making across the board increases in interest rates on all deposit products. FHLB advances increased by $6.9 million, or 4.3%, to $62.6 million at December 31, 2004.

Total shareholders' equity increased $785,000 to $23.4 million at December 31, 2004. The increase primarily resulted from a $1.8 million decrease in unrealized depreciation on securities available for sale, net of tax, offsetting a $1.0 million reduction in retained earnings.


COMPARISON OF THE THREE AND SIX-MONTH PERIODS ENDED DECEMBER 31, 2004 AND 2003

Net loss for the three and six-month periods ended December 31, 2004 was $1,216,000 and $607,000 compared to net income of $634,000 and $1,236,000 for the equivalent periods in 2003. The three and six-month periods ended December 31, 2004 were primarily affected by a $1.8 million other than temporary impairment charge on FNMA and FHLMC preferred stocks. Management decided to record this charge due to recent public disclosures at FNMA and FHLMC, the duration and level of market values below book cost on these preferred stocks and the December 2004 multi-billion dollar FNMA preferred stock issuance with a substantially different structure and higher yields than previous offerings. These preferred stocks are investment grade securities that have never defaulted on payment to FFW Corporation. The impairment charge had no impact on FFWC's capital since the unrealized losses were already recorded as a mark to market adjustment in other comprehensive income (loss). Since capital is unaffected, the non-cash impairment charge had no effect on the Company's book value per share. As discussed under "Critical Accounting Policies," no tax benefit was recorded on the impairment charge, as the Company does not believe it is likely to realize a tax benefit from the charge.

Without this charge, net income for the three and six-month periods ended December 31, 2004 would have been $589,000 and $1,198,000. Without the other than temporary impairment charge, the three and six-month periods ended December 31, 2004 were characterized by higher net interest income, lower provision, lower noninterest income and higher noninterest expense. Without the charge, income before taxes was higher in fiscal 2005 for the three and six-month periods but net income was lower due to a higher effective tax rate in fiscal 2005.

Diluted net loss per common share for the second fiscal quarter of 2005 amounted to ($0.95) with the charge. Without the charge, diluted net income for the three-month period ended December 31, 2004 would have been $0.45 compared to $0.48 for the equivalent period in 2004. For the six months ended December 31, 2004, with the charge, diluted net loss per share was ($0.47). Without the charge, diluted earnings per common share would have been $0.92 and $0.94 for the six months ended December 31, 2004 and 2003.

Return on average shareholders' equity (ROE) was (20.77)% for the three months and (5.15)% for the six months ended December 31, 2004, compared to 10.96% and 10.61% in 2003. The return on total average assets (ROA) was (1.97)% and (0.49)% for the three and six-month periods ended December 31, 2004, compared to 1.04% and 1.02% in 2003. Without the charge, ROE would have been 9.87% and 10.17% and ROA would have been 0.93% and 0.96% for the three and six-months ended December 31, 2004.

NET INTEREST INCOME

The net interest income for the three-month period ended December 31, 2004, was $1,714,000 compared to $1,558,000, an increase of 10.0% over the same period in 2003. Accordingly, the Company's net interest margin was 2.91% compared to 2.73% in 2003. The net interest income for the six-month period ended December 31, 2004, was $3,387,000 compared to $3,146,000, an increase of 7.7% over the same period in 2003. Accordingly, the Company's net interest margin was 2.91% compared to 2.78% in 2003.

Total average earning assets increased $6.3 and $4.2 million, respectively, for the three and six-month periods ended December 31, 2004, over the comparative periods in 2003. Total average investment securities decreased $7.9 and $8.6 million for the three and six-month periods over one-year ago. Total average loans increased $14.2 and $12.8 million for the three and six-month periods over one-year ago. The yields on total average earning assets were 5.48% and 5.44% for the three-month periods ended December 31, 2004, and 2003 and 5.46% and 5.53% for the six-month periods. The decline in yield for the six month period was due to lower average rates on loans more than offsetting higher average rates on securities and other interest earning assets. The cost of funds on total average interest-bearing liabilities were 2.85% and 2.98% for the three-month periods ended December 31, 2004, and 2003 and 2.81% and 3.03% for the six-month periods.

The following tables set forth consolidated information regarding average balances and rates.

                                    FFW Corp
                               Three Months Ending
                             (Dollars in thousands)
                                                                12/31/2004                                  12/31/2003
                                                     Average                    Average         Average                    Average
Interest-earning assets:                             Balance      Interest       Rate           Balance       Interest      Rate
------------------------                             -------      --------       -----          -------       --------      ----

Loans                                               $147,627        $2,345       6.30%          $133,436       $2,179       6.50%
Securities                                            82,637           866       4.14%            90,884          913       4.01%
Other interest-earning assets                          3,333            18       2.14%             3,002           12       1.59%
                                                    --------        ------                      --------       ------
     Total interest-earning assets                   233,597         3,229       5.48%           227,322        3,104       5.44%

Non interest-earning assets:
Cash and due from                                      6,110                                       6,217
Allowance for loan losses                             (2,511)                                     (2,429)
Other non interest-earning assets                     14,013                                      11,820
                                                   ---------                                    --------
     Total assets                                   $251,209                                    $242,930
                                                   =========                                    ========

Interest-bearing liabilities:

Interest-bearing deposits                           $152,782           866       2.25%          $148,221          906       2.43%
 HLB advances                                         57,919           649       4.45%            57,997          640       4.39%
                                                   ---------        ------                      --------        -----
     Total interest-bearing liabilities              210,701         1,515       2.85%           206,218        1,546       2.98%
                                                   ---------        ------                      --------        -----
Non interest-bearing deposit accounts                 14,174                                      11,039
Other non interest-bearing liabilities                 2,660                                       2,681
                                                  ----------                                     -------
     Total liabilities                               227,535                                     219,938
Shareholders' equity                                  23,674                                      22,992
                                                  ----------                                     -------
     Total liabilities and shareholders' equity     $251,209                                    $242,930
                                                  ==========                                    ========
Net interest income                                                $ 1,714                                    $ 1,558
                                                                   =======                                    =======
Net interest margin                                                              2.91%                                      2.73%
                                                                                 ====                                       ====



                                    FFW Corp
                                Six Months Ending
                             (Dollars in thousands)
                                                                12/31/2004                                  12/31/2003
                                                     Average                    Average         Average                    Average
Interest-earning assets:                             Balance      Interest       Rate           Balance       Interest      Rate
------------------------                             -------      --------       -----          -------       --------      ----

Loans                                               $144,663        $4,601       6.31%          $131,835       $4,450       6.71%
Securities                                            82,696         1,718       4.10%            91,341        1,795       3.93%
Other interest-earning assets                          2,728            26       1.89%             2,706           18       1.32%
                                                    --------        ------                      --------       ------
     Total interest-earning assets                   230,087         6,345       5.46%           225,882        6,263       5.53%

Non interest-earning assets:
Cash and due from                                      6,024                                       6,242
Allowance for loan losses                             (2,562)                                     (2,490)
Other non interest-earning assets                     14,062                                      11,694
                                                    --------                                    --------
     Total assets                                   $247,611                                    $241,328
                                                    ========                                    ========

Interest-bearing liabilities:

Interest-bearing deposits                           $150,898         1,684       2.21%          $149,492        1,842      2.45%
FHLB advances                                         57,652         1,274       4.38%            54,902        1,275      4.62%
                                                    --------        ------                      --------       ------
     Total interest-bearing liabilities              208,550         2,958       2.81%           204,394        3,117      3.03%
                                                    --------        ------                      --------       ------

Non interest-bearing deposit accounts                 13,272                                      11,025
Other non interest-bearing liabilities                 2,417                                       2,748
                                                    --------                                    --------
     Total liabilities                               224,239                                     218,167
Shareholders' equity                                  23,372                                      23,161
                                                    --------                                    --------
     Total liabilities and shareholders' equity     $247,611                                    $241,328
                                                    ========                                    ========
Net interest income                                                $ 3,387                                    $ 3,146
                                                                   =======                                    =======
Net interest margin                                                               2.91%                                   2.78%
                                                                                  ====                                    ====


PROVISION FOR LOAN LOSSES

The provision for loan losses was $120,000 and $240,000 for the three and six-month periods ended December 31, 2004 and $210,000 and $420,000 for the same periods in 2003. Changes in the provision for loan losses are attributable to management's analysis of the adequacy of the allowance for loan losses (ALL) to address probable and incurred losses. Net charge-offs of $321,000 and $323,000 have been recorded for the three and six- month periods ended December 31, 2004, compared to $9,000 and $365,000 of net charge-offs for the same period in 2003. The ALL was $2,487,000 or 1.59% of portfolio loans at December 31, 2004 compared $2,688,000 or 1.89% at September 30, 2004 and $2,570,000 or 1.89% at June 30,
2004. Non-performing loans, which include non-accruing loans and accruing loans delinquent more than 90 days, were $950,000 at December 31, 2004 compared to $1.1 million at September 30, 2004, $1.0 million at June 30, 2004 and $2.5 million at December 31, 2003.

The Company establishes an ALL based on an evaluation of risk factors in the loan portfolio and changes in the nature and volume of its loan activity. This evaluation includes, among other factors, the level of the Company's classified and non-performing assets and their estimated value, the economic outlook and the resulting impact on real estate and other values in the Company's primary market area, regulatory issues and historical loan loss experience. Although management believes it uses the best information available to determine the ALL, unforeseen market conditions or other unforeseen events could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the determination. In addition, a determination by the Company's main operating subsidiary, the Bank, as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS which may order the establishment of additional general or specific reserve allowances. It is management's opinion that the ALL is adequate to absorb existing losses in the loan portfolio as of December 31, 2004.


NON-INTEREST INCOME

Non-interest income (loss) for the three-month period ended December 31, 2004 was ($1.2) million with the $1.8 million other than temporary impairment charge on certain FNMA and FHLMC preferred stocks mentioned above. Without the charge, non-interest income for the three and six-month periods ended December 31, 2004 would have been $502,000 and $1,039,000 compared to $614,000 and $1,171,000 for the same periods in 2003. Without the charge, the three-month decrease of $132,000 from the prior period was a result of decreases of $42,000 in gain on sale of loans, $15,000 in earnings on life insurance, $37,000 in other non-interest income, $13,000 in service charges and fees and $5,000 in commission income. Without the charge, the six-month results for fiscal 2005 were $132,000 less due to decreases of $4,000 in gain on sale of securities, $280,000 in gain on sale of loans, $29,000 in earnings on the cash surrender value of bank owned life insurance that were partially offset by increases of $9,000 in commission income, $57,000 in service charges and fees and $117,000 in other non-interest income. The increase in other non-interest income includes $105,000 from the sale of the Bank's previous North Manchester, IN branch.


NON-INTEREST EXPENSE

Non-interest expense for the three-month period ended December 31, 2004, was $1,394,000, an increase of $115,000, or 9.0%, compared to the same period in 2003. For the six-month period ended December 31, 2004, non-interest expense was $2,785,000, an increase of $266,000, or 10.5%. Comparing the six-month periods, all areas of non-interest expense were higher except for deposit insurance premiums and data processing expense. The largest increases, $155,000 or 13.3% in compensation and benefits and $123,000 or 58.7% in occupancy and equipment, stem from the addition of our fifth full service branch, located in Columbia City, IN, in late June 2004 and increased depreciation of computer hardware and software purchased over the last year.

FFW Corporation is investigating the possibility of de-listing its stock and de-registering with the Securities and Exchange Commission ("SEC"). This strategy would reduce future expenses associated with SEC reporting requirements, as well as NASDAQ filing fees, but would also result in the Company's common stock no longer being quoted on the NASDAQ Small Cap Market. In order to de-register, the Company must first have fewer than 300 shareholders of record. The Company currently has approximately 314 shareholders of record. The Company's shares trade infrequently and residents of Indiana hold many shares. Therefore, it is management's belief that any negative impact on the liquidity of the shares as a result of a de-registering and de-listing would be minimal.


INCOME TAXES

The provisions for income taxes for the three and six-month periods ended December 31, 2004 are not affected by the $1.8 million other than temporary impairment charge since no deferred tax asset was setup in regard to this charge. The provisions for income taxes for the three and six-month periods ended December 31, 2004, were $111,000 and $203,000 compared to $48,000 and $142,000 for the same periods in 2003. The increase in provision is partially due to slightly higher income before taxes without the $1.8 million charge. The provision increase is also due to a higher effective tax rate stemming from decreased nontaxable securities income and decreased nontaxable income from the cash surrender value of bank owned life insurance. Without the charge, the Company's effective tax rate was 14.46% for the six months ended December 31, 2004 compared to 11.53% at December 31, 2003.


REGULATORY CAPITAL REQUIREMENTS

The Bank is required to maintain specific amounts of regulatory capital pursuant to regulations of the OTS. At December 31, 2004, the Bank exceeded all regulatory capital standards as is shown in the following table.

                                                                                                     Minimum
                                                                                                   To Be Well
                                                                      Minimum                   Capitalized Under
                                                                     For Capital                Prompt Corrective
                                           Actual                 Adequacy Purposes             Action Provisions
                                           ------                 -----------------             -----------------
                                       Amount     Ratio            Amount      Ratio           Amount       Ratio
                                       ------     -----            ------      -----           ------       ------

As of December 31, 2004
Total Risk-Based Capital              $ 21,229    12.88%$         13,187       8.00%           $ 16,484     10.00%

Tier I (Core) Capital                   19,163    11.63%           6,593       4.00%              9,890      6.00%
       (to risk weighted assets)
Tier I (Core) Capital                   19,163     7.54%          10,169       4.00%             12,711      5.00%
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

                           Part II - Other Information

As of December 31, 2004, management is not aware of any current recommendations by regulatory authorities which, if they were to be implemented, would have or are reasonably likely to have a material adverse effect on the Company's liquidity, capital resources or operations.

Item 1 - Legal Proceedings

          Not Applicable.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

          On March 25, 2003, the Board of Directors approved the repurchase of 5% of the Company's outstanding shares of common stock, or 66,090 such shares, on the open market. The program had no expiration date. As of December 31, 2004, the Company had repurchased 53,552 shares pursuant to this repurchase program, leaving 12,538 shares subject to the plan.

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

          (a) Exhibits

               31(1) Certification required by 17 C.F.R. ss. 240.13a-14(a)

               31(2) Certification required by 17 C.F.R. ss. 240.13a-14(a)

               32 Certification pursuant to 18 U.S.C. ss. 1350

          (b)  Reports  on Form  8-K

               Form 8-K for 1st Fiscal Quarter Earnings Release filed on October 28, 2004.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              FFW CORPORATION
                                              Registrant



Date:    February 11, 2005                    By:   /s/ Roger K. Cromer
     ------------------------------              -------------------------------
                                                 Roger K. Cromer
                                                 President and Chief
                                                        Executive Officer


Date:    February 11, 2005                    By:   /s/ Timothy A. Sheppard
     ------------------------------              -------------------------------
                                                  Timothy A. Sheppard
                                                   Treasurer and Chief
                                                        Accounting Officer

                                  EXHIBIT INDEX


Exhibit No.   Description of Exhibit                                        Page

     31(1)    Certification required by 17 C.F.R. ss. 240.13a-14(a)          17

     31(2)    Certification required by 17 C.F.R. ss. 240.13a-14(a)          18

     32       Certification pursuant to 18 U.S.C. ss. 1350                   19